Form 10-K
period 1996-12-31
PRINCETON MINING CO
filed 1998-03-31
CIK 80327

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C.  20549

                                 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1996
                     Commission file number 1-4026

                          PRINCETON MINING COMPANY
            ______________________________________________________
            (Exact name of registrant as specified on its charter)

             IDAHO                                       82-6008727
_________________________________                  ______________________
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification Number)

         413 CEDAR STREET
           WALLACE, IDAHO                                  83873
    ___________________________                      ________________
      (Address of principal                             (Zip Code)
      executive offices)

Registrant's telephone number, including area code:   (208) 752-1131
                                                     ________________

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
     Title of Each Class                      on which registered
_______________________________              _____________________

    COMMON ASSESSABLE STOCK,
    PAR VALUE $.10 PER SHARE                         NONE

Securities registered pursuant to Section 12(g) of the Act:       NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  (X)     No
                        ___________   _________

As of January 17, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $88,449.

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
As of January 17, 1997, there were 3,000,000 shares outstanding of the registrant's $.10 par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference in the indicated parts of this Form 10-K: None

                PRINCETON MINING COMPANY FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                              TABLE OF CONTENTS

Part I                                                             Page

Item  1.  Business   . . . . . . . . . . . . . . . . . . . . . . .   3
Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . . .   3
Item  3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . .   4
Item  4.  Submission of Matters to a Vote of Security Holders  . .   4

Part II

Item  5.  Market for the Registrant's Common Stock and
          Related Stockholder Matters  . . . . . . . . . . . . . .   4
Item  6.  Selected Financial Data  . . . . . . . . . . . . . . . .   5
Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . . .   5
Item  8.  Financial Statements and Supplementary Data  . . . . . .   5
Item  9.  Disagreements on Accounting and Financial Disclosure . .   5

Index to Financial Statements  . . . . . . . . . . . . . . . . . .   6

Part III

Item 10.  Directors and Executive Officers of the Registrant . . .   11
Item 11.  Executive Compensation . .   . . . . . . . . . . . . . .   11-12
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management  .   . . . . . . . . . . . . . . .   12
Item 13.  Certain Relationships and Related Transaction  . . . . .   12

Part IV

Item 14.  Exhibits, Financial Statement Schedules
         and Reports on Form 8-K     . . . . . . . . . . . . . . .   12

Signature Page . . . . . .   . . . . . . . . . . . . . . . . . . .   13

Exhibit Index  . .   . . . . . . . . . . . . . . . . . . . . . . .   14

Schedule of Property, Plant and Equipment. . . . . . . . . . . . .   14
S-1 Schedule of Reserves for Depreciation, Depletion and
    Amortization of Property, Plant and Equipment. . . . . . . . .   14

               PRINCETON MINING COMPANY Form 10-K Annual Report
                    For the year ended December 31, 1996

                                  PART I

Item 1.  Business.

Princeton Mining Company (the "Company") was incorporated under the laws of Idaho in September 1950. The Company is the owner of an interest in thirty-eight unpatented mining claims situated east of the village of Mullan in the Coeur d'Alene Mining District, Shoshone County, Idaho. By agreement dated June 1, 1962 between the Company, James C. Young and Kay Critchlow, the Company agreed to convey an undivided sixty percent interest in its unpatented mining claims (the "Property") to Young and Critchlow in return for the expenditure by them of $65,000 on exploration and development of the Property or the discovery by them of commercial ore on the Property. This agreement, including the right to acquire an undivided sixty percent interest, was subsequently assigned by Young and Critchlow to Magna Mining Company ("Magna"). Under the terms of the agreement, Magna Mining Company, as the assignee of Young and Critchlow, has the obligation to perform annual assessment work on the claims comprising the Property at Magna's expense. Additionally, Magna has the right to possession of the Property for purposes of performing exploration or development work and extracting any ore found as a result thereof. During 1991, Magna terminated the agreement.

To the knowledge of the Company, no commercial ore deposit has been found as the result of any exploration work done to date on the Company's Property. Consequently, there has been no production of ore from the Property and the Company makes no claim to the existence of ore reserves in the Property.

The Company has no patents, licenses, franchises or concessions which are considered by the Company to be of importance. The business is not of a seasonal nature. Since the potential products are traded on the open market, the Company has no control over the competitive conditions in the industry. There is no backlog of orders.

There are numerous Federal and State laws and regulations related to environmental protection which have direct application to mining and milling activities. The more significant of these laws deal with mined land reclamation and waste water discharge from mines and milling operations. The Company does not believe that these laws and regulations as presently enacted will have a direct material adverse effect on its operation.

   The Company has no employees.

Item 2.  Properties

The information regarding the Properties of the Company is set forth under "Item 1. Business" of this report, and is incorporated by reference in answer to this Item.

               PRINCETON MINING COMPANY Form 10-K Annual Report
                    For the year ended December 31, 1996

Item 3.  Legal Proceedings

On November 29, 1984, the Company declared an agreement executed in 1962 between James C. Young and Kay Critchlow and the Company and assigned by Young and Critchlow to Magna Mining Company, had been forfeited and terminated. On February 6, 1985, Magna Mining Company commenced an action against the Company seeking a judgement declaring the agreement in full force and effect. Reference is made to Note 2 of the Notes to Financial Statements, page 10 of this report, for additional information concerning this proceeding.

During 1989, the court ruled that Magna was not entitled to a deed to the property and that Princeton was not entitled to a forfeit of the lease. The relationship of the parties continued under the lease.

During 1991, Magna gave the Company notice of termination of the agreement.

Item 4.  Submissions of Matters to a Vote of Security Holders

No matters were submitted to the vote of security holders during the year of 1996.

                                    Part II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

      (a) The market price ranges of the Company's common stock during each quarter of the years 1996 and 1995 were as follows:

                    1996                                   1995
               High         Low                     High           Low
              _____        _____                   ______         _____

1st Quarter    .03         .03                         Registrant was
2nd Quarter    .03         .03                         unable to obtain
3rd Quarter    .03         .03                         1995 quotes.
4th Quarter    .03         .02


      (b)  Approximate Number of Equity Security Holders.

                                           Number of Record Holders
           Title of Class (1)                  December 31, 1996
         ___________________________       ________________________
         Common assessable capital          Approximately 1,350 (1)
         stock, par value 10 cents
         per share

(1) Included in the number of shareholders of record are shares held in "nominee" or "street" name.

      (c)  No dividends were paid by the Company in 1996 or 1995.

                PRINCETON MINING COMPANY Form 10-K Annual Report
                    For the year ended December 31, 1996


Item 6.  Selected Financial Data
         Selected Income Statements Data:

                                   Year ended December 31,
                   __________________________________________________________
                      1992        1993        1994        1995        1996
                   __________  __________  __________  __________  __________
[C]                [S]         [S]         [S]         [S]         [S]

Net revenues           -0-         -0-          -0-        -0-         -0-
Net income (loss)   (27,030)    (29,269)     (27,622)               (34,578)
Per share          (.90 cents) (.98 cents) (.92 cents)           (1.15 cents)
Cash Dividends
   per share           -0-         -0-          -0-        -0-         -0-

Selected Balance Sheets Data:

                                   Year ended December 31,
                   __________________________________________________________
                      1992        1993        1994        1995        1996
                   __________  __________  __________  __________  __________
[C]                [S]         [S]         [S]         [S]         [S]
Current assets     $      41   $      98   $      74   $      57   $    108
Current liabilities  175,394     204,720     232,318     261,757    296,386
                   __________  __________  __________  __________  __________

Working capital     (175,353)   (204,622)   (232,244)   (261,700)  (296,278)
Total Assets         300,729     300,786     300,762     300,745    300,796
Long-term debt          -0-         -0-         -0-         -0-        -0-
Stockholders'
   equity            125,335      96,066      68,444      38,988      4,410

Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations.

The only activity at the Company's mining properties during 1996, 1995 and 1994 was performance of the assessment work on the Company's unpatented mining claims. Expenses and income have remained relatively stable during all three years in all categories.

The liquidity of the firm has decreased for the past three years, with expenses exceeding income.

No major capital improvements are planned for the property in the foreseeable future.

The Company has no long-term debt.

Item 8.  Financial Statements and Supplementary Data.

The Company's financial statements appear following Part II of the report. See index to financial statements at page 6 of this report.

Item 9.  Disagreements on Accounting and Financial Disclosure.

Not applicable.

                        PRINCETON MINING COMPANY

                      INDEX TO FINANCIAL STATEMENTS

    Files as part of the Annual Report Form 10-K December 31, 1996

                                                                   Page
FINANCIAL STATEMENTS:

Balance Sheet, December 31, 1996 and 1995 . . . . . . . . . . . . .  9

Income statement for the years ended
   December 31, 1996, 1995, and 1994  . . . . . . . . . . . . . . .  10

Statement of accumulated deficit for the years
  ended December 31, 1996, 1995, and 1994 . . . . . . . . . . . . .  10

State of cash flows for the year ended December 31, 1996,
      1995, and 1994  . . . . . . .   . . . . . . . . . . . . . . .  11

Notes to financial statements, December 31, 1996 and 1995 . . . . .  12


The Company's financial statements are unaudited in reliance upon
Section 210.3-11 of Regulations S-X adopted by the Securities and Exchange Commission.

                               (Unaudited)
                         PRINCETON MINING COMPANY
                      (A Development Stage Enterprise)
                               BALANCE SHEET
                        December 31, 1996 and 1995

                                  ASSETS

                                               1996           1995
                                           ____________   ____________

CURRENT ASSETS
   Cash in bank                            $       108    $        57
                                           ____________   ____________

MINING PROPERTY (Notes 1 & 3)
   Par value of capital stock issued           300,000        300,000
   Cash cost                                       688            688
                                           ____________   ____________

      Total                                $   300,796    $   300,745
                                           ============   ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                        $   296,386    $   261,757
                                           ____________   ____________

SHAREHOLDERS' EQUITY
   Capital stock, assessable, par value
     ten cents per share, authorized
     3,000,000 shares, all of which are
     issued and outstanding                    300,000        300,000
   Paid-in surplus                              48,066         48,066
   Deficit accumulated during the
     exploration and development
     stage (Note 1)                           (343,656)      (309,078)
                                           ____________   ____________

       Total                               $   300,796    $   300,745
                                           ============   ============


                                  (Unaudited)
                           PRINCETON MINING COMPANY
                        (A Development Stage Enterprise)
                                INCOME STATEMENT
              For the years ended December 31, 1996, 1995, and 1994

                                           1996         1995        1994
                                       ___________  ___________  ___________
INCOME
   Interest and miscellaneous
      income                           $    -0-     $    -0-     $    -0-

EXPENSE
   Office and stock transfer services      4,460        3,900        4,080
   Office supplies and expenses            1,909        2,244        2,164
   Listing and filing fees                 3,450        3,050        3,350
   Miscellaneous                              10           10           10
   Interest expense                       22,737       19,619       17,286
   Legal                                   1,562
   Geological and surface exploration        450          633          732
                                       ___________  ___________  ___________
      Total                               34,578       29,456       27,622

NET (LOSS)                             $ (34,578)   $ (29,456)   $ (27,622)
                                       ===========  ===========  ===========


                         STATEMENT OF ACCUMULATED DEFICIT
             For the years ended December 31, 1996, 1995, and 1994

                                           1996         1995        1994
                                       ___________  ___________  ___________
Deficit from inception to end of
   previous year                       $  309,078   $  279,622   $   27,622
Net charges for the year                   34,578       29,456      252,000
                                       ___________  ___________  ___________

Balance, December 31                   $  343,656   $  309,078   $  279,622
                                       ===========  ===========  ===========

                                  (Unaudited)
                           PRINCETON MINING COMPANY
                      (A Development Stage Enterprise)
                            STATEMENT OF CASH FLOWS
             For the year ended December 31, 1996, 1995, and 1994

                                           1996         1995        1994
                                       ___________  ___________  ___________

CASH FROM (USED FOR) OPERATING
  ACTIVITIES
    Net loss                           $  (34,578)  $  (29,456)  $  (27,622)
    Change in working capital items,
      excluding cash
         Accounts payable                  34,629       29,439       27,598
                                       ___________  ___________  ___________

FROM OPERATIONS                                51          (17)         (24)
                                       ===========  ===========  ===========

INCREASE (DECREASE) IN CASH                    51          (17)         (24)

CASH BALANCE, beginning                        57           74           98
                                       ___________  ___________  ___________

CASH BALANCE, ending                   $      108    $      57   $       74
                                       ===========  ===========  ===========

                                 (Unaudited)
                           PRINCETON MINING COMPANY
                       (A Development Stage Enterprise)

                        NOTES TO FINANCIAL STATEMENTS
                         December 31, 1996 and 1995

NOTE 1:  Summary of Significant Accounting Policies:

Prior to the year 1976, all expenses incurred were capitalized to the development account, a policy generally followed by mining companies in the development stage.

Effective with the year 1976, pursuant to a pronouncement of the Financial Accounting Standards Board, registrant restated the records to reflect the development expenses incurred in prior periods as charges to "Deficit accumulated during the exploration and development stage."

NOTE 2: The mining property of the Company has been developed under the terms of an agreement executed in 1962 with James C. Young and Kay Critchlow. All or portions of the interests of Young and Critchlow under that agreement had been assigned to the Magna Mining Company.

On November 29, 1984, Princeton declared that the agreement had been forfeited and terminated. Magna Mining Company resisted forfeiture and termination of the agreement, and on February 6, 1985, Magna commenced an action in the First Judicial District of the State of Idaho, in and for the County of Shoshone, against Princeton seeking a judgement declaring that the 1962 agreement is in full force and effect. The major issue in the litigation was the interpretation of the 1962 agreement and the extent of Magna's performance of obligations under the agreement. In the event that Magna was successful in the litigation, mining development would continue under the terms of the agreement by Magna and Princeton would retain a 40% interest in the property. In the event that

Princeton was successful in the litigation, Princeton would own all rights in the property free and clear of any rights claimed by Critchlow, Young, or Magna.

During 1989, the Court ruled that Magna was not entitled to a deed to the property and that Princeton was not entitled to a forfeit of the lease. The relationship of the parties continued under the lease.

During 1991, Magna gave notice to the Company of their termination of the agreement and intention not to do the assessment work for 1991. Therefore, the Company has performed all the required assessments and filings for the current year.

               PRINCETON MINING COMPANY Form 10-K Annual Report
                    For the year ended December 31, 1996

                                Part III

Item 10.  Directors and Executive Officers of the Registrant.
         (a), (b), and (e)

Name of Executive                             Principal Occupation,
Officers and Directors                        Five-Year Business
and Positions Held                   Age      History and Directorships
_________________________________   _____   _____________________________
H. James Magnuson                     43      Attorney at Law for more
   Vice President and Director                than the past five years.

R. M. MacPhee                         66      Certified Public
   Secretary-Treasurer                        Accountant
   and Director for the past                  for more than five years
   five years                                 Director of Independence
                                              Lead Mines Company and
                                              Western Silver-Lead
                                              Corporation.

Donald H. Grismer                     65      Employed in mining for
   Director for more than the                 more than the past
   past five years                            five years

Dale B. Lavigne                       66      President, Osburn Drug
   Director for the past                      Company, Director
   three years                                Western Silver-Lead
                                              Company
Dennis O'Brien                        35      Certified Public
   Director                                   Accountant

The bylaws of the Company provided that the Directors serve until the next annual meeting of shareholders or until their respective successors have been duly elected and qualified. The bylaws also provide that the officers serve at the discretion of the Board of Directors.

(c)  Not applicable

(d)  Not applicable

(f), (g)  Not applicable

Item 11.  Executive Compensation

(a) The following table sets forth all cash compensation paid by the Company during the fiscal year ended December 31, 1995 for services in all capacities to all directors and executive officers of the Company.

                             Cash Compensation Table
      Name and Capacity in                               Cash
    Which Remuneration Received                      Compensation
___________________________________             ________________________
     All executive officers and
     directors as a group (four
     persons in a group)                                 NONE

                PRINCETON MINING COMPANY Form 10-K Annual Report
                    For the year ended December 31, 1996

(b) No retirement, benefit, bonus or other remuneration plans are in effect with respect to the Company's officers or directors.

(c) The Company has no standard or other arrangements for compensating directors.

(d), (e)  Not applicable

Item   12.  Security Ownership of Certain Beneficial Owners and Management.

(a) To the knowledge of the Company, no person beneficially owned more than five percent (5%) of any class of the Registrant's voting securities as of January 17, 1997.

(b) The following tabulation shows the beneficial ownerships of the Company's officers and directors in the securities of the Company as of January 17, 1996:

                              Shares of                  Approximate
                            Common Stock               Percentage of
       Name               Beneficially Owned                Class
____________________    _____________________      ______________________
R. M. MacPhee                       500
Donald H. Grismer                50,000                         1.67%
H. James Magnuson                 1,000

All directors and executive officers of the Company as a group (four persons in group) own 51,692 shares of approximately 1.72 percent of the Company's outstanding voting securities.

Item   13.  Certain Relationships and Related Transaction

(a), (b), (c)  Not applicable

                                    Part IV

Item   14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.  Financial Statements -- See index to Financial Statements at page 6 of this report

      2.  Financial Statement Schedules                           Page
          I - Statement of Property, Plant and Equipment           14
         II - Reserves for Depreciation, Depletion and
              Amortization of Property, Plant and Equipment        14

Other schedules are omitted because of the absence of conditions under which they are required, or because the required information is given in the financial statements or notes thereto.

(b)  The Company filed report Form 8-K during the last quarter of 1989.

(c)  Exhibits

No additional exhibits are filed as a part of this report. The Exhibit Index appears at page 14 of this report.

                PRINCETON MINING COMPANY Form 10-K Annual Report
                    For the year ended December 31, 1996

                                  SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCETON MINING COMPANY
Registrant

/s/  R. M. MacPhee                        /s/ H. James Magnuson
____________________________________     __________________________________
R. M. MacPhee                            H. James Magnuson
Secretary-Treasurer, and Director        President, Chief Administrative
(Principal Financial Officer)            Officer, and Director

        3/13/97                                   3/13/97
Date________________________________     Date_______________________________


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated.

/s/ H. James Magnuson                            3/13/97
____________________________________     Date_______________________________
H. James Magnuson, Vice-President,
Chief Administrative Officer, and
Director

/s/ R. M. MacPhee                                 3/13/97
____________________________________     Date_______________________________
R. M. MacPhee, Secretary-Treasurer,
and Director


____________________________________     Date_______________________________
Donald H. Grismer, Director

/s/ Dennis O'Brien                               3/14/97
____________________________________     Date_______________________________
Dennis O'Brien, Director

/s/ Dale B. Lavigne                              3/17/97
____________________________________     Date_______________________________
Dale B. Lavigne, Director













               PRINCETON MINING COMPANY Form 10-K Annual Report
                    For the year ended December 31, 1996


                               EXHIBIT INDEX

Exhibits

3.1 Articles of Incorporation of Princeton Mining Company, as amended, incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 1983.

3.2 Bylaws of Princeton Mining Company, as amended, incorporated herein by reference to Registrant's Form 10-K for the year ended December 31, 1983.

10.1  Copy of Agreement dated June 1, 1962 between Princeton Mining Company,
James C. Young and Kay Critchlow, incorporated herein by reference to Registrant's Form 10-K for the year ended December 31, 1983.



                                 Schedule V

                          PRINCETON MINING COMPANY
                      (A Development Stage Enterprise)

                        PROPERTY, PLANT AND EQUIPMENT
            For the years ended December 31, 1996, 1995, and 1994

The Company holds no property other than unpatented mining claims acquired by issuance of capital stock in the amount of 3,000,000 shares.



                                Schedule VI

                        PRINCETON MINING COMPANY
                   (A Development Stage Enterprise)

            RESERVES FOR DEPRECIATION, DEPLETION AND AMORTIZATION
                      OF PROPERTY, PLANT AND EQUIPMENT
         For the three years ended December 31, 1996, 1995, and 1994

No provision has been made for the above charges since the Company is in the development stage and all expenditures have been capitalized into the development account. When and if production stage is reached, the cost of the claims and development will be charged off over the estimated life of the mine as the ore is extracted.











