Form 10-Q
period 1997-03-31
PRINCETON MINING CO
filed 1998-03-31
CIK 80327

(THIS SPACE LEFT INTENTIONALLY BLANK)



DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .5"BOTTOM, 1"LEFT, 1"RIGHT
     TYPE: COURIER NEW, 10

BEGIN PAGE AT "START"

START*********************************************************************


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                   FORM 10-Q

                Quarterly Report  Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                          Commission file number 1-3323

                             PRINCETON MINING COMPANY
             (Exact name of registrant as specified in its charter)

            IDAHO                                       82-6008727
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                     Identification Number)

                                 413 Cedar Street
                                  Wallace, Idaho
                     (Address of principal executive offices)

                                       83873
                                     (Zip Code)

                                  (208) 752-1131
               (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes                                    No      X


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of
common stock as of March 31, 1997:                3,000,000











**************************************************************************

PART I





ITEM 1

          Statement of Financial Position as of March 31, 1997
          and December 31,1996

          Statement of Operations for the Three Month
          Period Ended March 31, 1997

          Statement of Changes in Stockholders' Equity for the Three Month Period Ended March 31, 1997

          Statement of Cash Flows for the Three Month
          Period Ended March 31, 1997

          Notes to Financial Statements as of March 31, 1997

PRINCETON MINING COMPANY
Statement of Financial Position as of
March 31, 1997 and December 31, 1996
(UNAUDITED)


                                               March 31,       December 31,
                                                 1997              1996
                                             ____________      ____________
ASSETS

CURRENT ASSETS - Cash                         $       58          $     108


PROPERTY

    Mining claims                                 70,000            300,688
                                             ____________      ____________



TOTAL ASSETS                                  $   70,058         $  300,796
                                             ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

   Accounts payable                           $  303,028         $  296,386
   Advances from shareholder                       3,400                -
                                             ____________      ____________

         Total current liabilities               306,428            296,386
                                             ____________      ____________
STOCKHOLDERS' EQUITY

   Common stock; assessable;
   $.10 par value; 3,000,000
      shares authorized; 3,000,000
      shares issued and outstanding              300,000            300,000

   Additional paid-in capital                     48,066             48,066
   Accumulated deficit                          (584,436)          (343,656)

                                             ____________      ____________

         Total stockholders' equity             (236,370)             4,410
                                             ____________      ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   70,058        $   300,796
                                             ============      ============


The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Operations for the Three
Month Period Ended March 31, 1997
(UNAUDITED)


REVENUES                                                          $      -
                                                                 _____________

OPERATING EXPENSES
    Loss on abandoned mining claims                                  230,688
    Interest                                                           6,048
    Office                                                             3,443
    Legal                                                                291
    Taxes and licenses                                                   310
                                                                 _____________

            Total Operating Expenses                                 240,780
                                                                 _____________


NET (LOSS)                                                        $ (240,780)
                                                                 =============

NET (LOSS) PER SHARE                                              $     (.08)
                                                                 =============































The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Changes in Stockholders' Equity for the Three Month Period Ended March 31, 1997
(UNAUDITED)



                      Common Stock      Additional
                  ____________________  Paid-in      Accumulated
                    Shares     Amount   Capital      Deficit          Total
                  _________  _________  ___________  ____________  ___________
Balances as
of December 31,
1996              3,000,000  $ 300,000  $   48,066   $  (343,656)  $    4,410


Net (Loss)              -          -           -        (240,780)    (240,780)
                  _________  _________  ___________  ____________  ___________

Balances as
of March 31,
1997              3,000,000  $ 300,000  $   48,066   $  (584,436)  $ (236,370)
                  =========  =========  ===========  ============  ===========


































The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Cash Flows for the Three
Month Period Ended March 31, 1997
(UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES
    Net (Loss)                                           $    (240,780)
    Add item not requiring the use of cash:
       Loss on abandoned mining claims                         230,688
    Increase in accounts payable                                 6,642
    Increase in advances from shareholders                       3,400
                                                         _______________

        Net cash flows used from operating activities              (50)
                                                         _______________


NET DECREASE IN CASH                                               (50)

CASH AT BEGINNING OF PERIOD                                        108

                                                         _______________

CASH AT END OF PERIOD                                    $          58
                                                         ===============
































The accompanying notes are an integral part of these financial statements.



                             PRINCETON MINING COMPANY
                         Notes to Financial Statements
                                  (UNAUDITED)
                             as of  March 31, 1997


The financial statements of Princeton Mining Company included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Princeton
Mining Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in Princeton Mining Company's annual report on Form 10-K for the fiscal year ended
December 31, 1996.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.








































ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION


The Company maintains unpatented mining property east of Mullan, Idaho, in the Coeur d'Alene Mining District, Shoshone County, Idaho. As of March 31,
1997, current liabilities exceeded current assets by $306,370.

During the quarter ended March 31, 1997, the Company had a net operating loss of $240,780, due primarily to a loss on abandoned mining claims of $230,688.





















































PART II





ITEM 1    LEGAL PROCEEDINGS

          NONE

ITEM 2    CHANGES IN SECURITIES

          NONE

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE

ITEM 5    OTHER INFORMATION

          NONE

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          NONE


































*****************************************************************************

                                  SIGNATURES

*****************************************************************************



Pursuant to the requirements of Section 13 of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Princeton Mining Company
_______________________________
(Registrant)



/s/     H. James Magnuson                       Date:           2/19/98
____________________________________            __________________________
H. James Magnuson
President and Director

/s/     Dennis O'Brien                          Date:           2/18/98
____________________________________            __________________________
Dennis O'Brien
Secretary-Treasurer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.




/s/     H. James Magnuson                       Date:           2/19/98
____________________________________            __________________________
H. James Magnuson
President and Director

/s/     Dennis O'Brien                          Date:           2/18/98
____________________________________            __________________________
Dennis O'Brien
Secretary-Treasurer and Director








