Form 10-Q
period 1997-06-30
PRINCETON MINING CO
filed 1998-03-31
CIK 80327

(THIS SPACE LEFT INTENTIONALLY BLANK)



DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .5"BOTTOM, 1"LEFT, 1"RIGHT
     TYPE: COURIER NEW, 10pt

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

                  For the quarterly period ended June 30, 1997

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

            Yes                                    No      X


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of
common stock as of June 30, 1997:                3,000,000











**************************************************************************

PART I





ITEM 1

          Statement of Financial Position as of June 30, 1997
          and December 31,1996

          Statement of Operations for the Three and Six Month
          Periods Ended June 30, 1997

          Statement of Changes in Stockholders' Equity for the Three Month Period Ended June 30, 1997

          Statement of Cash Flows for the Three and Six Month
          Periods Ended June 30, 1997

          Notes to Financial Statements as of June 30, 1997

PRINCETON MINING COMPANY
Statement of Financial Position as of
June 30, 1997 and December 31, 1996
(UNAUDITED)


                                               June 30,       December 31,
                                                 1997              1996
                                             ____________      ____________
ASSETS

CURRENT ASSETS - Cash                         $       11          $     108


PROPERTY

    Mining claims                                 70,000            300,688
                                             ____________      ____________



TOTAL ASSETS                                  $   70,011         $  300,796
                                             ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

   Accounts payable                           $  307,332         $  296,386
   Advances from shareholder                       6,600                -
                                             ____________      ____________

         Total current liabilities               313,932            296,386
                                             ____________      ____________
STOCKHOLDERS' EQUITY

   Common stock; assessable;
   $.10 par value; 3,000,000
      shares authorized; 3,000,000
      shares issued and outstanding              300,000            300,000

   Additional paid-in capital                     48,066             48,066
   Accumulated deficit                          (591,987)          (343,656)

                                             ____________      ____________

         Total stockholders' equity             (243,921)             4,410
                                             ____________      ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   70,011        $   300,796
                                             ============      ============


The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Operations for the Three and Six Month Periods Ended June 30, 1997
(UNAUDITED)


                                            Three Months      Six Months
                                           _____________     ____________

REVENUES                                   $      -          $      -
                                           _____________     ____________

OPERATING EXPENSES
    Loss on abandoned mining claims                -            230,688
    Interest                                     6,104           12,152
    Office                                       1,447            4,890
    Legal                                          -                291
    Taxes and licenses                             -                310
                                           _____________     ____________

            Total Operating Expenses             7,551          248,331
                                           _____________     ____________


NET (LOSS)                                 $    (7,551)      $ (248,331)
                                           =============     ============

NET (LOSS) PER SHARE                       $     (.002)      $    (.082)
                                           =============     ============



























The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Changes in Stockholders' Equity for the Three Month Period Ended June 30, 1997
(UNAUDITED)



                      Common Stock      Additional
                  ____________________  Paid-in      Accumulated
                    Shares     Amount   Capital      Deficit          Total
                  _________  _________  ___________  ____________  ___________
Balances as
of March 31,
1996              3,000,000  $ 300,000  $   48,066   $  (584,436)  $  (236,370)


Net (Loss)              -          -           -          (7,551)       (7,551)
                  _________  _________  ___________  ____________  ___________

Balances as
of June 30,
1997              3,000,000  $ 300,000  $   48,066   $  (591,987)  $ (243,921)
                  =========  =========  ===========  ============  ===========


































The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Cash Flows for the Three and Six Month Periods Ended June 30, 1997
(UNAUDITED)


                                                     Three Months   Six Months
                                                     ____________   ___________

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                           $    (7,551)   $ (248,331)
  Add item not requiring the use of cash:
    Loss on abandoned mining claims                          -         230,688
  Increase in accounts payable                             4,304        10,946
  Increase in advances from shareholders                   3,200         6,600
                                                     _____________  ____________

      Net cash flows used from operating activities          (47)          (97)
                                                     _____________  ____________

NET DECREASE IN CASH                                         (47)          (97)

CASH AT BEGINNING OF PERIOD                                   58           108

                                                     _____________  ____________

CASH AT END OF PERIOD                                $        11    $       11
                                                     =============  ============






























The accompanying notes are an integral part of these financial statements.


                         PRINCETON MINING COMPANY
                       Notes to Financial Statements
                          as of  June 30, 1997
                               (UNAUDITED)

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











































ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATION


The Company maintains unpatented mining property east of Mullan, Idaho, in the Coeur d'Alene Mining District, Shoshone County, Idaho. As of June 30,
1997, current liabilities exceeded current assets by $313,921.

During the quarter ended June 30, 1997, the Company had a net operating loss of $7,551.




















































PART II





ITEM 1    LEGAL PROCEEDINGS

          NONE

ITEM 2    CHANGES IN SECURITIES

          NONE

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The corporation held a meeting of the shareholders on May 8, 1997 in order to amend the articles of incorporation which authorized the issuance of 1,000,000 shares of preferred stock at a par value of $.10 per share, and to increase the authorized amount of common stock from 3,000,000 to 29,000,000 shares.

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



Princeton Mining Company
_______________________________
(Registrant)



/s/     H. James Magnuson                       Date:           3/05/98
____________________________________            __________________________
H. James Magnuson
President and Director

/s/     Dennis O'Brien                          Date:           2/28/98
____________________________________            __________________________
Dennis O'Brien
Secretary-Treasurer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.




/s/     H. James Magnuson                       Date:           3/05/98
____________________________________            __________________________
H. James Magnuson
President and Director

/s/     Dennis O'Brien                          Date:           2/28/98
____________________________________            __________________________
Dennis O'Brien
Secretary-Treasurer and Director








