Form 10-Q
period 1997-09-30
PRINCETON MINING CO
filed 1998-03-31
CIK 80327

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

                  For the quarterly period ended September 30, 1997

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

            Yes                                    No      X


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of
common stock as of September 30, 1997:                3,000,000











**************************************************************************

PART I





ITEM 1

          Statement of Financial Position as of September 30, 1997 and December 31,1996

          Statement of Operations for the Three and Nine Month
          Periods Ended September 30, 1997

          Statement of Changes in Stockholders' Equity for the Three Month Period Ended September 30, 1997

          Statement of Cash Flows for the Three and Nine Month
          Periods Ended September 30, 1997

          Notes to Financial Statements as of September 30, 1997

PRINCETON MINING COMPANY
Statement of Financial Position as of
September 30, 1997 and December 31, 1996
(UNAUDITED)


                                             September 30,      December 31,
                                                 1997              1996
                                             ____________      ____________
ASSETS

CURRENT ASSETS - Cash                         $      100          $     108


PROPERTY

    Mining claims                                 25,000            300,688
                                             ____________      ____________



TOTAL ASSETS                                  $   25,100         $  300,796
                                             ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

   Accounts payable                           $  294,867         $  296,386
   Advances from shareholder                      26,300                -
                                             ____________      ____________

         Total current liabilities               321,167            296,386
                                             ____________      ____________
STOCKHOLDERS' EQUITY

   Common stock; assessable;
   $.10 par value; 3,000,000
      shares authorized; 3,000,000
      shares issued and outstanding              300,000            300,000

   Additional paid-in capital                     48,066             48,066
   Accumulated deficit                          (644,133)          (343,656)

                                             ____________      ____________

         Total stockholders' equity             (296,067)             4,410
                                             ____________      ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   25,100        $   300,796
                                             ============      ============


The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Operations for the Three and Nine Month Periods Ended September 30, 1997
(UNAUDITED)


                                            Three Months     Nine Months
                                           _____________     ____________

REVENUES                                   $      -          $      -
                                           _____________     ____________

OPERATING EXPENSES
    Loss on abandoned mining claims             45,000          275,688
    Interest                                     6,454           18,606
    Office                                         457            5,347
    Legal                                          226              517
    Taxes and licenses                               9              319
                                           _____________     ____________

            Total Operating Expenses            52,146          300,477
                                           _____________     ____________


NET (LOSS)                                 $   (52,146)      $ (300,477)
                                           =============     ============

NET (LOSS) PER SHARE                       $     (.017)      $     (.10)
                                           =============     ============



























The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Changes in Stockholders' Equity for the Three Month Period Ended September 30, 1997
(UNAUDITED)



                      Common Stock      Additional
                  ____________________  Paid-in      Accumulated
                    Shares     Amount   Capital      Deficit          Total
                  _________  _________  ___________  ____________  ___________
Balances as
of June 30,
1996              3,000,000  $ 300,000  $   48,066   $  (591,987)  $  (243,921)


Net (Loss)              -          -           -         (52,146)      (52,146)
                  _________  _________  ___________  ____________  ___________

Balances as
of September 30,
1997              3,000,000  $ 300,000  $   48,066   $  (644,133)  $ (296,067)
                  =========  =========  ===========  ============  ===========


































The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Cash Flows for the Three and Nine Month Periods Ended September 30, 1997
(UNAUDITED)


                                                     Three Months   Nine Months
                                                     ____________   ___________

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                           $   (52,146)   $ (300,477)
  Add item not requiring the use of cash:
    Loss on abandoned mining claims                       45,000       275,688
  (Decrease) in accounts payable                         (12,465)       (1,519)
  Increase in advances from shareholders                  19,700        26,300
                                                     _____________  ____________
    Net cash flows provided
      (used) from operating activities                        89            (8)
                                                     _____________  ____________

NET INCREASE (DECREASE) IN CASH                               89            (8)

CASH AT BEGINNING OF PERIOD                                   11           108

                                                     _____________  ____________

CASH AT END OF PERIOD                                $       100    $      100
                                                     =============  ============






























The accompanying notes are an integral part of these financial statements.


                         PRINCETON MINING COMPANY
                       Notes to Financial Statements
                          as of  September 30, 1997
                               (UNAUDITED)

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











































ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATION


The Company currently maintains 10 unpatented mining claims east of Mullan, Idaho, in the Coeur d'Alene Mining District, Shoshone County, Idaho. As of
September 30, 1997, current liabilities exceeded current assets by $321,067.

During the quarter ended September 30, 1997, the Company had a net operating loss of $52,146, which was primarily due to a loss on abandoned mining claims.




















































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








