Form 10-K
period 1997-12-31
PRINCETON MINING CO
filed 1998-03-31
CIK 80327

(THIS SPACE LEFT INTENTIONALLY BLANK)



DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10

BEGIN PAGE AT "START"

START*********************************************************************
         SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C.  20549

                                 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1997
                     Commission file number 1-4026

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

    COMMON ASSESSABLE STOCK,
    PAR VALUE $.10 PER SHARE
                                                     NONE
    PREFERRED STOCK
    PAR VALUE $.10 PER SHARE

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

                          Yes  (X)     No
                        ___________   _________

As of March 2, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $94,118.

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
As of March 2, 1998, there were 9,563,340 shares outstanding of the registrant's $.10 par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference in the indicated parts of this Form 10-K: None

              PRINCETON MINING COMPANY FORM 10-K ANNUAL REPORT

                   FOR THE YEAR ENDED DECEMBER 31, 1997
                            TABLE OF CONTENTS

Part I
                                                                     Page

Item     1.     Business . . . . . . . . . . . . . . . . . . . . .   4
Item     2.     Properties . . . . . . . . . . . . . . . . . . . .   5
Item     3.     Legal Proceedings      . . . . . . . . . . . . . .   5
Item     4.     Submission of Matters to a Vote of Security Holders  5

Part II

Item     5.     Market for the Registrant's Common Stock and
                Related Stockholder Matters  . . . . . . . . . . .   5-6
Item     6.     Selected Financial Data  . . . . . . . . . . . . .   6
Item     7.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations  . . . . . . .   7
Item     8.     Financial Statements and Supplementary Data  . . .   7
Item     9.     Disagreements on Accounting and Financial Disclosure 7

                Index to Financial Statements  . . . . . . . . . .   8

Part III

Item 10.  Directors and Executive Officers of the Registrant . . .   13
Item 11.  Executive Compensation . .     . . . . . . . . . . . . .   14
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management  .     . . . . . . . . . . . . . .   14
Item 13.  Certain Relationships and Related Transaction  . . . . .   15

Part IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K          . . . . . . . . . . . .   15
          Signature Page . .     . . . .     . . . . . . . . . . .   16
          Exhibit Index  . .     . . . .     . . . . . . . . . . .   17
Schedule of Property, Plant and Equipment. . . . . . . . . . . . .   S-1
Schedule of Reserves for Depreciation, Depletion and
      Amortization of Property, Plant and Equipment. . . . . . . .   S-2

                         PRINCETON MINING COMPANY
                          Form 10-K Annual Report

                   For the year ended December 31, 1997
                  ______________________________________

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

                         PRINCETON MINING COMPANY
                          Form 10-K Annual Report

                   For the year ended December 31, 1997
                  ______________________________________

Item 2.  Properties

The information regarding the Properties of the Company is set forth under "Item 1. Business" of this report, and is incorporated by reference in answer to this Item.

Item 3.  Legal Proceedings

On November 29, 1984, the Company declared an agreement executed in 1962 between James C. Young and Kay Critchlow and the Company and assigned by Young and Critchlow to Magna Mining Company, had been forfeited and terminated. On February 6, 1985, Magna Mining Company commenced an action against the Company seeking a judgement declaring the agreement in full force and effect. Reference is made to Note 2 of the Notes to Financial Statements, page 12 of this report, for additional information concerning this proceeding.

During 1989, the court ruled that Magna was not entitled to a deed to the property and that Princeton was not entitled to a forfeit of the lease. The relationship of the parties continued under the lease.

During 1991, Magna gave the Company notice of termination of the agreement.

Item 4.  Submissions of Matters to a Vote of Security Holders

On May 8, 1997 at a special shareholders meeting, the shareholders approved increase in the capitalization of the Company to 30,000,000 non-assessable, ten cent par value shares consisting of 29,000,000 shares of common stock and 1,000,000 shares of preferred stock.

                                     Part II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.

     (a) The market price ranges of the Company's common stock during each quarter of the years 1997 and 1996 were as follows:

                       1997                                1996
               ___________________________      ___________________________
                 High             Low                High           Low
               ___________   _____________      _____________   ___________

1st Quarter      .02             .02                 .03           .03
2nd Quarter      .01             .01                 .03           .03
3rd Quarter      .01             .01                 .03           .03
4th Quarter      .01             .01                 .03           .02


                         PRINCETON MINING COMPANY
                          Form 10-K Annual Report

                   For the year ended December 31, 1997
                  ______________________________________

  (b)  Approximate Number of Equity Security Holders.

    Title of Class (1)          Number of Record Holders December 31, 1996
    __________________________  __________________________________________
    Common assessable capital              Approximately 1,350 (1)
    stock, par value 10 cents
    per share

(1) Included in the number of shareholders of record are shares held in "nominee" or "street" name.

  (c)  No dividends were paid by the Company in 1997 or 1996.

Item 6.  Selected Financial Data

         Selected Income Statements Data:

                   _____________________Year ended December 31,____________________
                         1993        1994          1995         1996        1997
                   ____________  ___________  ___________  ___________  ___________

Net revenues               -0-         -0-         -0-           -0-          -0-
Net income (loss)      (29,269)    (27,622)    (29,456)      (34,578)    (317,839)

Per share           (.98 cents) (.92 cents) (.98 cents)  (1.15 cents) (8.08 cents)
Cash Dividends
  Per share                -0-         -0-         -0-           -0-          -0-

Selected Balance Sheets Data:

                   _____________________Year ended December 31,____________________
                        1993        1994          1995         1996        1997
                   ____________  ___________  ___________  ___________  ___________
Current assets     $        98   $       74   $       57   $      108   $      110
Current liabilities    204,720      232,318      261,757      296,386       10,372
                   ____________  ___________  ___________  ___________  ___________

Working capital       (204,622)    (232,244)    (261,700)    (296,278)     (10,262)
Total Assets           300,786      300,762      300,745      300,796       25,110
Long-term debt             -0-          -0-          -0-          -0-          -0-
Stockholders' equity    96,066       68,444       38,988        4,410       14,738


                         PRINCETON MINING COMPANY
                          Form 10-K Annual Report

                   For the year ended December 31, 1997
                  ______________________________________

Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations.

The only activity at the Company's mining properties during 1997, 1996 and 1995 was performance of the assessment work on the Company's unpatented mining claims. Expenses and income have remained relatively stable during all three years in all categories, with the exception of the 1997 loss on abandoned mining claims of $275,688.

The liquidity of the firm has decreased for the past three years, with expenses exceeding income.

No major capital improvements are planned for the property in the foreseeable future.

The Company has no long-term debt.

Item 8.  Financial Statements and Supplementary Data.

The Company's financial statements appear following Part II of the report. See index to financial statements at page 8 of this report.

Item 9.  Disagreements on Accounting and Financial Disclosure.
          Not applicable.

                                 PRINCETON MINING COMPANY
                               INDEX TO FINANCIAL STATEMENTS

                        Filed as part of the Annual Report Form 10-K
                                   December 31, 1997

                                                                          Page
FINANCIAL STATEMENTS:

     Balance Sheet, December 31, 1997 and 1996 . . . . . . . . . . . . .  9

     Income statement for the years ended
     December 31, 1997, 1996, and 1995 . . . . . . . . . . . . . . . . .  10

     Statement of accumulated deficit for the years
          ended December 31, 1997, 1996, and 1995  . . . . . . . . . . .  10

     State of cash flows for the year ended December 31, 1997,
          1996, and 1995     . . . . . . . . . . . . . . . . . . . . . .  11

     Notes to financial statements, December 31, 1997 and 1996 . . . . .  12




The Company's financial statements are unaudited in reliance upon
Section 210.3-11 of Regulations S-X adopted by the Securities and Exchange Commission.

                                   (Unaudited)
                             PRINCETON MINING COMPANY

                         (A Development Stage Enterprise)
                                   BALANCE SHEET
                           December 31, 1997 and 1996

                                               1997            1996
                                           ____________    ____________
ASSETS

CURRENT ASSETS
     Cash in bank                          $       110     $       108
MINING PROPERTY (Notes 1 & 3)
     Mining claims                              25,000         300,688
                                           ____________    ____________

          Total                            $    25,110     $   300,796
                                           ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                      $    10,372     $   296,386

SHAREHOLDERS' EQUITY
     Capital stock, assessable, par value
     ten cents per share, authorized
     29,000,000 shares, of which 9,563,340
     and 3,000,000 are issued and
     outstanding at December 31, 1997 and
     1996, respectivelly                       956,334         300,000
     Paid-in surplus (deficit)                (280,101)         48,066
     Deficit accumulated during the
          exploration and development
          stage (Note 1)                      (661,495)       (343,656)
                                           ____________    ____________

                    Total                  $    25,110     $   300,796
                                           ============    ============



                                  (Unaudited)
                            PRINCETON MINING COMPANY

                       (A Development Stage Enterprise)
                               INCOME STATEMENT
              For the years ended December 31, 1997, 1996, and 1995

                                              1997           1996           1995
                                          ____________   ____________   ____________
INCOME
     Interest and miscellaneous income    $     -0-      $     -0-      $     -0-

EXPENSE
     Loss on abandonded mining claims        275,688            -              -
     Office and stock transfer services        4,238          4,460          3,900
     Office supplies and expenses              8,119          1,909          2,244
     Listing and filing fees                     359          3,450          3,050
     Miscellaneous                               10              10             10
     Interest expense                         20,480          22,737         19,619
     Legal                                       517           1,562            -
     Management and directors fees             6,000             -              -
     Geological and surface exploration        2,428             450            633
                                          ____________   ____________   ____________

          Total                              317,839          34,578         29,456
                                          ____________   ____________   ____________

NET (LOSS)                                $ (317,839)    $   (34,578)   $   (29,456)
                                          ============   ============   ============



                         STATEMENT OF ACCUMULATED DEFICIT

              For the years ended December 31, 1997, 1996, and 1995

                                              1997           1996           1995
                                          ____________   ____________   ____________
Deficit from inception to end of
     previous year                        $   343,656    $   309,078    $   279,622
Net charges for the year                      317,839         34,578         29,456
                                          ____________   ____________   ____________

Balance, December 31                      $   661,495    $   343,656    $   309,078
                                          ============   ============   ============

                                (Unaudited)
                          PRINCETON MINING COMPANY

                        (A Development Stage Enterprise)
                            STATEMENT OF CASH FLOWS

             For the year ended December 31, 1997, 1996, and 1995

                                              1997           1996           1995
                                          ____________   ____________   ____________
CASH FROM (USED FOR) OPERATING
   ACTIVITIES

     Net loss                             $  (317,839)   $   (34,578)   $   (29,456)
     Loss on abandonded mining claims         275,688            -              -
     Change in working capital items,
       excluding cash
          Accounts payable                   (286,014)        34,629         29,439
                                          ____________   ____________   ____________

FROM OPERATIONS                               328,165             51            (17)
                                          ============   ============   ============

CASH FROM FINANCING ACTIVITIES
     Issuance of capital stock                328,167             -             -
                                          ____________   ____________   ____________

CASH FROM FINANCIANG ACTIVITIES                   -               -             -
                                          ____________   ____________   ____________

INCREASE (DECREASE) IN CASH                         2             51           (17)

CASH BALANCE, beginning                           108             57           108
                                          ____________   ____________   ____________

CASH BALANCE, ending                      $       110    $       108    $      110
                                          ============   ============   ============























                              (Unaudited)
                       PRINCETON MINING COMPANY

                    (A Development Stage Enterprise)
                     NOTES TO FINANCIAL STATEMENTS
                       December 31, 1997 and 1996

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
















                         PRINCETON MINING COMPANY
                          Form 10-K Annual Report

                   For the year ended December 31, 1997
                  ______________________________________

                                   Part III

Item 10.  Directors and Executive Officers of the Registrant.
          (a), (b), and (e)


Name of Executive                               Principal Occupation,
Officers and Directors                          Five-Year Business
and Positions Held                      Age     History and Directorships
_____________________________________   ____    ______________________________
H. James Magnuson                        44     Attorney at Law for more
     Vice President and Director                than the past five years.

R. M. MacPhee                            67     Certified Public
     Secretary-Treasurer                        Accountant
     and Director for the past                  for more than five years
     five years                                 Director of Western
                                                Silver-Lead Corporation.

Donald H. Grismer                        66     Employed in mining for
     Director for more than the                 more than the past
     past five years                            five years

Dale B. Lavigne                          67     President, Osburn Drug
     Director for the past                      Company, Director
     three years                                Western Silver-Lead
                                                Company

Dennis O'Brien                           36     Certified Public
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

          (c)  Not applicable
          (d)  Not applicable
          (f), (g)  Not applicable

                         PRINCETON MINING COMPANY
                          Form 10-K Annual Report

                   For the year ended December 31, 1997
                  ______________________________________

Item 11.  Executive Compensation.

(a) The following table sets forth all cash compensation paid by the Company during the fiscal year ended December 31, 1997 for services in all capacities to all directors and executive officers of the Company.

                 Cash and Non-Cash Compensation Table
                 _____________________________________
Name and Capacity in                        Cash and Non-Cash
Which Remuneration Received                 Compensation
___________________________                 ______________________
All executive officers and
directors as a group (five                  20,000 shares
persons in a group)                         of stock each

(b) No retirement, benefit, bonus or other remuneration plans are in effect with respect to the Company's officers or directors.

(c) The Company has no standard or other arrangements for compensating directors.

(d), (e)  Not applicable

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) To the knowledge of the Company, the only person beneficially owning more than five percent (5%) of any class of the Registrant's voting securities as of March 2, 1997, is:

H. F. Magnuson                    6,423,940 shares         approximately 67% of
                                                           those outstanding

(b) The following tabulation shows the beneficial ownerships of the Company's officers and directors in the securities of the Company as of January 17, 1996:

                                Shares of                Approximate
                                Common Stock             Percentage of
Name                            Beneficially Owned       Class
____________________________    _____________________    ___________________
R. M. MacPhee                         20,500

Donald H. Grismer                     70,000                  1.0%
H. James Magnuson                     21,000
Dale B. Lavigne                       20,000
Dennis O'Brien                        20,000

All directors and executive officers of the Company as a group
(four persons in group) own 151,692 shares of approximately 1.59 percent of the Company's oustanding voting securities.

                         PRINCETON MINING COMPANY
                          Form 10-K Annual Report

                   For the year ended December 31, 1997
                  ______________________________________

Item 13.  Certain Relationships and Related Transaction

(a), (b), (c)  Not applicable

                                Part IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements -- See index to Financial Statements at page 8 of this report
     2.  Financial Statement Schedules
                                                                   Page
            I - Statement of Property, Plant and Equipment           S-1
           II - Reserves for Depreciation, Depletion and
                Amortization of Property, Plant and Equipment        S-2

Other schedules are omitted because of the absence of conditions under which they are required, or because the required information is given in the financial statements or notes thereto.

(b)  The Company filed report Form 8-K during the last quarter of 1989.

(c)  Exhibits

No additional exhibits are filed as a part of this report. The Exhibit Index appears at page 17 of this report.

                         PRINCETON MINING COMPANY
                          Form 10-K Annual Report

                   For the year ended December 31, 1997
                  ______________________________________


                               SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCETON MINING COMPANY
________________________________

Registrant

/s/ Dennis O'Brien                         /s/ H. James Magnuson
____________________________________       __________________________________
Dennis O'Brien                             H. James Magnuson
Secretary-Treasurer, and Director          President, Chief Administrative
(Principal Financial Officer)              Officer, and Director


Date :  3-11-98                            Date:   3-10-98
________________________                   _______________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated.

H. James Magnuson                                     3-10-98
________________________________________     Date_________________________
H. James Magnuson, President,
Chief Administrative Officer, and
Director

/s/ Dennis O'Brien                                    3-11-98
________________________________________     Date___________________________
Dennis O'Brien, Secretary-Treasurer,
and Director

/s/ Donald H. Grismer                                 3-16-98
________________________________________     Date___________________________
Donald H. Grismer, Director

/s/ R. M. MacPhee                                     3-17-98
________________________________________     Date___________________________
R. M. MacPhee, Director

/s/ Dale B. Lavigne                                   3-16-98
________________________________________     Date___________________________
Dale B. Lavigne, Director

                         PRINCETON MINING COMPANY
                          Form 10-K Annual Report

                   For the year ended December 31, 1997
                  ______________________________________

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

                                Schedule V

                         PRINCETON MINING COMPANY

                     (A Development Stage Enterprise)

                     PROPERTY, PLANT AND EQUIPMENT

           For the years ended December 31, 1997, 1996, and 1995


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

            For the three years ended December 31, 1997, 1996, and 1995




No provision has been made for the above charges since the Company is in the development stage and all expenditures have been capitalized into the development account. When and if production stage is reached, the cost of the claims and development will be charged off over the estimated life of the mine as the ore is extracted.