Form 10-Q
period 1998-03-31
PRINCETON MINING CO
filed 1998-05-13
CIK 80327

DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt

BEGIN PAGE AT "START"


















(THIS SPACE LEFT INTENTIONALLY BLANK)

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

                  For the quarterly period ended March 31, 1998
                        Commission file number 001-03323

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  (X)  No  ( )


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of
common stock as of  March 31, 1998:                9,563,334














**************************************************************************

PART I





ITEM 1

          Statement of Financial Position as of March 31, 1998

          and December 31,1997

          Statement of Operations for the Three Month Periods Ended March 31, 1998 and 1997

          Statement of Changes in Stockholders' Equity for the Three Month Periods Ended March 31, 1998, and 1997

          Statement of Cash Flows for the Three Periods Ended
          March 31, 1998 and 1997

          Notes to Financial Statements as of March 31, 1998

PRINCETON MINING COMPANY
Statement of Financial Position as of
March 31, 1998, and December 31, 1997
(UNAUDITED)


                                               March 31,       December 31,
                                                 1998              1997
                                             ____________      ____________
ASSETS

CURRENT ASSETS - Cash                         $       42          $     110


PROPERTY

    Mining claims                                 25,000             25,000
                                             ____________      ____________



TOTAL ASSETS                                  $   25,042         $   25,110
                                             ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

   Accounts payable                           $    6,700         $   10,372
   Advances from shareholder                       6,100                -
                                             ____________      ____________

         Total Current Liabilities                12,800             10,372
                                             ____________      ____________
STOCKHOLDERS' EQUITY

   Preferred stock; $.10 par value;
      1,000,000 authorized; no shares
      outstanding                                    -                  -
   Common stock; assessable; $.10 par
      value; 29,000,000 shares authorized;
      9,563,340 shares issued and outstanding    956,334            956,334
   Discount on common stock                     (280,101)          (280,101)
   Accumulated deficit                          (663,991)          (661,495)

                                             ____________      ____________

         Total stockholders' equity               12,242             14,738
                                             ____________      ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   25,042        $    25,110
                                             ============      ============

The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Operations for the Three Month
Periods Ended March 31, 1998 and 1997
(UNAUDITED)


                                             March 31,         March 31,
                                               1998              1997
                                           ____________      ____________

REVENUES                                   $      -          $      -
                                           _____________     ____________

OPERATING EXPENSES
    Loss on abandoned mining claims                -            230,688
    Interest                                       -              6,048
    Office                                       2,196            3,443
    Legal                                          -                291
    Taxes and licenses                             300              310
                                           _____________     ____________

            Total Operating Expenses             2,496          240,780
                                           _____________     ____________


NET (LOSS)                                 $    (2,496)      $ (240,780)
                                           =============     ============

NET (LOSS) PER SHARE                       $     (NIL)      $     (.08)
                                           =============     ============

WEIGHTED AVERAGE NUMBER OF SHARES            9,563,340        3,000,000
                                           =============     ============























The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Changes in Stockholders' Equity for the Three Month Period Ended June 30, 1997
(UNAUDITED)



                   Common Stock      Additional   Discount
               ____________________  Paid-in      On Common     Accumulated
                 Shares     Amount   Capital      Stock         Deficit         Total
               _________  _________  ___________  ____________  ___________  ___________
Balances as
of December 31,
1996           3,000,000  $ 300,000  $   48,066                 $ (343,656)  $    4,410


Net (Loss)           -          -           -                     (240,780)    (240,780)
               _________  _________  ___________                ___________  ___________

Balances as
of March 31,
1997           3,000,000  $ 300,000  $   48,066                 $ (584,436)  $ (236,370)
               =========  =========  ===========                ===========  ===========

Balances as
of December 31,
1997           9,563,340  $ 956,334               $ (280,101)   $ (661,495)  $   14,738


Net (Loss)           -          -                         -         (2,496)      (2,496)
               _________  _________               ____________  ___________  ___________

Balances as
of March 31,
1998           9,563,340  $ 956,334               $ (280,101)   $ (663,991)  $   12,242
               =========  =========               ============  ===========  ===========





















The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Cash Flows for the Three
Periods Ended March 31, 1998 and 1997
(UNAUDITED)


                                                      March 31,       March 31,
                                                        1998            1997
                                                     ____________   ___________

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                             $    (2,496)   $ (240,780)
  Add item not requiring the use of cash:
    Loss on abandoned mining claims                          -         230,688
  Increase (decrease) in accounts payable                 (3,672)        6,642
  Increase in advances from shareholders                   6,100         3,400
                                                     _____________  ____________

      Net cash flows used from operating activities          (68)          (50)
                                                     _____________  ____________

NET DECREASE IN CASH                                         (68)          (50)

CASH AT BEGINNING OF PERIOD                                  110           108

                                                     _____________  ____________

CASH AT END OF PERIOD                                $        42    $       58
                                                     =============  ============





























The accompanying notes are an integral part of these financial statements.


                         PRINCETON MINING COMPANY
                       Notes to Financial Statements
                          as of  June 30, 1997
                               (UNAUDITED)

The financial statements of Princeton Mining Company included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Princeton
Mining Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in Princeton Mining Company's annual report on Form 10-K for the fiscal year ended December 31, 1997.

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











































ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATION


The Company maintains ten unpatented mining claims east of Mullan, Idaho, in the Coeur d'Alene Mining District, Shoshone County, Idaho. As of March 31,
1998, current liabilities exceeded current assets by $12,758

During the quarter ended March 31, 1998, the Company had a net operating loss of $2,496, which was primarily due to normal operating expenses.




















































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



Princeton Mining Company
(Registrant)



/s/     H. James Magnuson                       Date:      5/11/1998
____________________________________            __________________________
H. James Magnuson
President and Director

/s/     Dennis O'Brien                          Date:      5/11/1998
____________________________________            __________________________
Dennis O'Brien
Secretary-Treasurer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.




/s/     H. James Magnuson                       Date:      5/11/1998
____________________________________            __________________________
H. James Magnuson
President and Director

/s/     Dennis O'Brien                          Date:      5/11/1998
____________________________________            __________________________
Dennis O'Brien
Secretary-Treasurer and Director








