Form 10-Q
period 1998-06-30
PRINCETON MINING CO
filed 1998-08-25
CIK 80327

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

                  For the quarterly period ended June 30, 1998
                        Commission file number 001-03323

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


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of
common stock as of  March 31, 1998:                9,563,340
















**************************************************************************

                               PRINCETON MINING COMPANY
                                      FORM 10Q
                                   JUNE 30, 1998


PART I





ITEM 1

          Statement of Financial Position as of June 30, 1998

          and December 31,1997

          Statement of Operations for the Three and Six Month Periods Ended June 30, 1998 and 1997

          Statement of Changes in Stockholders' Equity for the Three Month Periods Ended June 30, 1998, and 1997

          Statement of Cash Flows for the Three and Six Month Periods Ended June 30, 1998 and 1997

          Notes to Financial Statements as of June 30, 1998

PRINCETON MINING COMPANY
Statement of Financial Position as of
June 30, 1998, and December 31, 1997
(UNAUDITED)


                                                June 30,       December 31,
                                                 1998              1997
                                             ____________      ____________
ASSETS

CURRENT ASSETS - Cash                         $       57          $     110


PROPERTY

    Mining claims                                 25,000             25,000
                                             ____________      ____________



TOTAL ASSETS                                  $   25,057         $   25,110
                                             ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

   Accounts payable                           $   11,578         $   10,372
   Advances from shareholder                       4,021                -
                                             ____________      ____________

         Total Current Liabilities                15,599             10,372
                                             ____________      ____________
STOCKHOLDERS' EQUITY

   Preferred stock; $.10 par value;
      1,000,000 authorized; no shares
      outstanding                                    -                  -
   Common stock; assessable; $.10 par
      value; 29,000,000 shares authorized;
      9,563,340 shares issued and outstanding    956,334            956,334
   Discount on common stock                     (280,101)          (280,101)
   Accumulated deficit                          (666,775)          (661,495)

                                             ____________      ____________

         Total stockholders' equity                9,458             14,738
                                             ____________      ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   25,057        $    25,110
                                             ============      ============

The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Operations for the Three and Six Month
Periods Ended June 30, 1998 and 1997
(UNAUDITED)

                                            June 30, 1998            June 30, 1997
                                    __________________________  ________________________
                                       Three          Six          Three         Six
                                       Months        Months        Months       Months
                                    ____________  ____________  ___________  ___________

REVENUES                            $      -      $      -      $      -     $      -
                                    ____________  ____________  ___________  ___________

OPERATING EXPENSES
  Loss on abandoned mining claims          -             -             -        230,688
  Interest                                 378           378         6,104       12,152
  Office                                 1,796         3,992         1,447        4,890
  Professional fees                        600           600           -            291
  Taxes and licenses                        10           310           -            310
                                    _____________  ____________  ___________  ___________

     Total Operating Expenses            2,784         5,280         7,551      248,331
                                    _____________  ____________  ___________  ___________


NET (LOSS)                          $   (2,784)    $  (5,280)    $  (7,551)   $(248,331)
                                    =============  ============  ===========  ===========

NET (LOSS) PER SHARE                $     (NIL)    $    (NIL)    $   (NIL)    $     (.08)
                                    =============  ============  ===========  ===========

























The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Changes in Stockholders' Equity for the Three Month Period Ended June 30, 1998 and June 30, 1997
(UNAUDITED)



                   Common Stock      Additional   Discount
               ____________________  Paid-in      On Common     Accumulated
                 Shares     Amount   Capital      Stock         Deficit         Total
               _________  _________  ___________  ____________  ___________  ___________
Balances as
of March 31,
1997           3,000,000  $ 300,000  $   48,066                 $ (584,436)  $ (236,370)


Net (Loss)           -          -           -                       (7,551)      (7,551)
               _________  _________  ___________                ___________  ___________

Balances as
of June 30,
1997           3,000,000  $ 300,000  $   48,066                 $ (591,987)  $ (243,921)
               =========  =========  ===========                ===========  ===========




Balances as
of March 31,
1998           9,563,340  $ 956,334               $ (280,101)   $ (663,991)  $   12,242


Net (Loss)           -          -                         -         (2,784)      (2,784)
               _________  _________               ____________  ___________  ___________

Balances as
of June 30,
1998           9,563,340  $ 956,334               $ (280,101)   $ (666,775)  $    9,458
               =========  =========               ============  ===========  ===========


















The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Cash Flows for the Three and Six Month
Periods Ended June 30, 1998 and 1997
(UNAUDITED)

                                   June 30, 1998                  June 30, 1997
                             __________________________  _________________________
                                 Three          Six        Three          Six
                                 Months        Months      Months        Months
                             ____________   ___________  ___________   ___________

CASH FLOWS FROM
OPERATING ACTIVITIES
Net Loss                     $    (2,784)   $   (5,280)  $   (7,551)   $ (248,331)
  Add item not requiring
    the use of cash:
      Loss on abandoned
        mining claims                -             -            -         230,688
  Increase in
    accounts payable               4,878         1,206        4,304        10,946
  Increase (decrease) in
    advances from
    shareholders                  (2,079)        4,021        3,200         6,600
                             _____________   ___________  ___________   ___________

      Net cash flows used
       from operating
         activities                   15           (53)         (47)          (97)
                             _____________  ____________  ___________   ___________

NET INCREASE (DECREASE)
 IN CASH                              15           (53)         (47)          (97)

CASH AT BEGINNING OF PERIOD           42           110           58           108

                             _____________  ____________  ___________   ___________

CASH AT END OF PERIOD        $        57    $       57    $      11     $      11
                             =============  ============  ===========   ===========



















The accompanying notes are an integral part of these financial statements.


                             PRINCETON MINING COMPANY
                          Notes to Financial Statements
                                  (UNAUDITED)
                             as of  June 30, 1998


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








































                               PRINCETON MINING COMPANY
                                      FORM 10Q
                                   JUNE 30, 1998



ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION


The Company currently maintains ten unpatented mining claims east of Mullan, Idaho, in the Coeur d'Alene Mining District, Shoshone County, Idaho. As of
June 30, 1998, current liabilities exceeded current assets by $15,542.

During the quarter ended June 30, 1998, the Company had a net operating loss of $2,784, which was primarily due to normal operating expenses.



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



Princeton Mining Company
(Registrant)



/s/     H. James Magnuson                       Date:      8/19/1998
____________________________________            __________________________
H. James Magnuson
President and Director

/s/     Dennis O'Brien                          Date:      8/19/1998
____________________________________            __________________________
Dennis O'Brien
Secretary-Treasurer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.




/s/     H. James Magnuson                       Date:      8/19/1998
____________________________________            __________________________
H. James Magnuson
President and Director

/s/     Dennis O'Brien                          Date:      8/19/1998
____________________________________            __________________________
Dennis O'Brien
Secretary-Treasurer and Director








