Form 10-Q
period 1998-09-30
PRINCETON MINING CO
filed 1998-11-12
CIK 80327

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

                 For the quarterly period ended September 30, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  ( )  No  (X)


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of
common stock as of September 30, 1998:                9,563,340















**************************************************************************

PART I





ITEM      Statement of Financial Position as of September 30, 1998
          and December 31,1997

          Statement of Operations for the Three and Nine Month
          Periods Ended September 30, 1998 and 1997

          Statement of Changes in Stockholders' Equity for the Three Month Periods Ended September 30, 1998 and 1997

          Statement of Cash Flows for the Three and Nine Month
          Periods Ended September 30, 1998 and 1997

          Notes to Financial Statements as of September 30, 1998

PRINCETON MINING COMPANY
Statement of Financial Position as of
September 30, 1998, and December 31, 1997
(UNAUDITED)


                                             September 30,     December 31,
                                                 1998              1997
                                             ____________      ____________
ASSETS

CURRENT ASSETS - Cash                         $      104          $     110


PROPERTY

    Mining claims                                 25,000             25,000
                                             ____________      ____________



TOTAL ASSETS                                  $   25,104         $   25,110
                                             ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

   Accounts payable                           $   13,160         $   10,372
   Advances from shareholder                       4,100                -
                                             ____________      ____________

         Total Current Liabilities                17,260             10,372
                                             ____________      ____________
STOCKHOLDERS' EQUITY

   Preferred stock; $.10 par value;
      1,000,000 authorized; no shares
      outstanding                                    -                  -
   Common stock; assessable; $.10 par
      value; 29,000,000 shares authorized;
      9,563,340 shares issued and outstanding    956,334            956,334
   Discount on common stock                     (280,101)          (280,101)
   Accumulated deficit                          (668,389)          (661,495)
                                             ____________      ____________

         Total stockholders' equity                7,844             14,738
                                             ____________      ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   25,104        $    25,110
                                             ============      ============

The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Operations for the Three and Six Month
Periods Ended September 30, 1998 and 1997
(UNAUDITED)

                                  Three Month Periods           Nine Month Periods
                              ____________________________  ____________________________
                              September 30,  September 30,  September 30,  September 30,
                                  1998           1997           1998           1997
                              _____________  _____________  _____________  _____________

REVENUES                      $      -      $        -      $       -      $       -
                              _____________  _____________  _____________  _____________


OPERATING EXPENSES
  Loss on abandoned mining
     claims                          -            45,000            -           275,688
  Interest                           281           6,454            659          18,606
  Office                           1,333             457          5,325           5,347
  Professional fees                  -               226            600             517
  Taxes and licenses                 -                 9            310             319
                              _____________  _____________  _____________  _____________

     Total Operating Expenses      1,614          52,146          6,894         300,477
                              _____________  _____________  _____________  _____________



NET (LOSS)                    $   (1,614)    $   (52,146)    $    (6,894)  $   (300,477)
                              =============  =============  =============  =============

NET (LOSS) PER SHARE          $     (NIL)    $    (0.005)   $      (NIL)   $       (.03)
                              =============  =============  =============  =============




















The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Changes in Stockholders' Equity for the Three Month Period Ended June 30, 1998 and June 30, 1997
(UNAUDITED)



                   Common Stock      Additional
               ____________________  Paid-in        Accumulated
                 Shares     Amount   Capital        Deficit         Total
               _________  _________  ___________    ___________  ___________
Balances as
of June 30,
1997           3,000,000  $ 300,000  $   48,066     $ (591,987)  $ (243,921)

Net Loss             -          -           -          (52,146)     (52,146)
               _________  _________  ___________    ___________  ___________
Balances as
of Sept. 30,
1997           3,000,000  $ 300,000  $   48,066     $ (644,133)  $ (296,067)
               =========  =========  ===========    ===========  ===========

                   Common Stock      Additional
               ____________________  Paid-in        Accumulated
                 Shares     Amount   Capital        Deficit         Total
               _________  _________  ___________    ___________  ___________
Balances as
of June 30,
1998           9,563,340  $ 956,334  $ (280,101)    $ (666,775)  $    9,458

Net (Loss)           -          -           -           (1,614)      (1,614)
               _________  _________  ___________    ___________  ___________

Balances as
of Sept. 30,
1998           9,563,340  $ 956,334  $ (280,101)     $ (668,389)  $    7,844
               =========  =========  ============    ===========  ===========















The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Cash Flows for the Three and Six Month
Periods Ended June 30, 1998 and 1997
(UNAUDITED)

                                   Three Month Periods           Nine Month Periods
                              ____________________________  ____________________________
                              September 30,  September 30,  September 30,  September 30,
                                  1998           1997           1998           1997
                              _____________  _____________  _____________  _____________

CASH FLOWS FROM
OPERATING ACTIVITIES
Net (Loss)                     $    (1,614)  $    (52,146)  $     (6,894)  $   (300,477)
  Add item not requiring
    the use of cash:
      Loss on abandoned
        mining claims                  -           45,000            -          275,688
  Increase in
    accounts payable                 1,582        (12,465)         2,788         (1,519)
  Increase (decrease) in
    advances from
    shareholders                        79         19,700          4,100         26,300
                              _____________  _____________  _____________  _____________


      Net cash flows used
       from operating
         activities                     47             89             (6)           (8)
                              _____________  _____________  _____________  _____________
NET INCREASE (DECREASE)
 IN CASH                                47             89             (6)           (8)

CASH AT BEGINNING OF PERIOD             57             11            110           108
                              _____________  _____________  _____________  _____________
CASH AT END OF PERIOD         $        104   $        100   $        104   $       100
                              =============  =============  =============  =============

















The accompanying notes are an integral part of these financial statements.





PRINCETON MINING COMPANY                         Notes to Financial Statements
(UNAUDITED)                                      as of September 30, 1998
______________________________________________________________________________

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











































ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATION


The Company currently maintains 10 unpatented mining claims east of Mullan, Idaho, in the Coeur d'Alene Mining District, Shoshone County,
Idaho. As of September 30, 1998, current liabilities exceeded current assets by $17,156.

During the quarter ended September 30, 1998, the Company had a net operating loss of $1,614, which was primarily due to a loss on abandoned mining claims.




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



Princeton Mining Company
(Registrant)



/s/     H. James Magnuson                       Date:      11/3/1998
____________________________________            __________________________
H. James Magnuson
President and Director

/s/     Dennis O'Brien                          Date:      11/3/1998
____________________________________            __________________________
Dennis O'Brien
Secretary-Treasurer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.




/s/     H. James Magnuson                       Date:      11/3/1998
____________________________________            __________________________
H. James Magnuson
President and Director

/s/     Dennis O'Brien                          Date:      11/3/1998
____________________________________            __________________________
Dennis O'Brien
Secretary-Treasurer and Director










