Form 10-K
period 1998-12-31
PRINCETON MINING CO
filed 1999-03-31
CIK 80327

DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt

BEGIN PAGE AT "START"


















(THIS SPACE LEFT INTENTIONALLY BLANK)

START***************************************************************************
           SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C.  20549

                                  FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
(X) Annual report pursuant to section 12 or 15 <d> of the Securities Exchange Act of 1934. For the year ended December 31, 1998.

( ) Transition report pursuant to section 13 or 15 (d) of the Securities
    Exchange Act of 1934 (No fee required).  For the period ended: ____________

                          Commission file number 001-04026

                           PRINCETON MINING COMPANY
              ______________________________________________________
              (Exact name of registrant as specified on its charter)

             IDAHO                                            82-6008727
_________________________________                       ______________________
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)

         413 CEDAR STREET
           WALLACE, IDAHO                                        83873
    ___________________________                            ________________
      (Address of principal                                    (Zip Code)
      executive offices)

Registrant's telephone number, including area code:   (208) 752-1131

Securities registered pursuant to Section 12(b) of the Act:
                                             Name of each exchange
         Title of Each Class                  on which registered
    ------------------------------         -------------------------
    COMMON NON-ASSESSABLE STOCK,
    PAR VALUE $.10 PER SHARE
                                                     NONE
    PREFERRED STOCK
    PAR VALUE $.10 PER SHARE                         NONE

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

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements Incorporated by reverence in Part III or any amendment to this Form 10-K: (X)

The aggregate market value based on the average bid and asked prices of the registrant's Common stock held by non-affiliates of the registrant at March 2, 1999, was approximately $85,455. As of March 2, 1999, there were 9,563,340 shares of the registrant's common stock outstanding. There were no shares of the registrant's preferred stock outstanding.

              PRINCETON MINING COMPANY FORM 10-K ANNUAL REPORT

                   FOR THE YEAR ENDED DECEMBER 31, 1997
                            TABLE OF CONTENTS

Part I
                                                                     Page

Item     1.     Business . . . . . . . . . . . . . . . . . . . . .   3
Item     2.     Properties . . . . . . . . . . . . . . . . . . . .   3
Item     3.     Legal Proceedings      . . . . . . . . . . . . . .   4
Item     4.     Submission of Matters to a Vote of Security Holders  4

Part II

Item     5.     Market for the Registrant's Common Stock and
                Related Stockholder Matters  . . . . . . . . . . .    4
Item     6.     Selected Financial Data  . . . . . . . . . . . . .    5
Item     7.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations  . . . . . . .    5
Item     8.     Financial Statements and Supplementary Data  . . .    6
Item     9.     Disagreements on Accounting and Financial Disclosure  6

                Index to Financial Statements  . . . . . . . . . .    6

Part III

Item 10.  Directors and Executive Officers of the Registrant . . .   12
Item 11.  Executive Compensation . .     . . . . . . . . . . . . .   12
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management  .     . . . . . . . . . . . . . .   12
Item 13.  Certain Relationships and Related Transaction  . . . . .   12

Part IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K          . . . . . . . . . . . .   13
          Signature Page . .     . . . .     . . . . . . . . . . .   13
          Exhibit Index  . .     . . . .     . . . . . . . . . . .   14

                             PRINCETON MINING COMPANY
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                     PART I

Item  1  -  BUSINESS

     Princeton Mining Company (the "Company") was incorporated under the laws of Idaho in September 1950. The Company is the owner of an interest in thirty-eight unpatented mining claims situated east of the village of Mullan in the Coeur d' Alene Mining District, Shoshone County, Idaho. By agreement dated June 1, 1962, between the Company, James C. Young and Kay Critchlow, the Company agreed to convey an undivided sixty percent interest in its unpatented mining claims (the "Property") to Young and Critchlow in return for the expenditure by them of $65,000 on exploration and development of the Property or the discovery by them of commercial ore on the Property. This agreement, including the right to acquire an undivided sixty percent interest was subsequently assigned by Young and Critchlow to Magna Mining Company ("Magna."). Under the terms of the agreement, Magna Mining Company, as the assignee of Young and Critchlow, has the obligation to perform annual assessment work on the claims comprising the Property at Magna's expense. Additionally, Magna has the right to possession of the Property for purposes of performing exploration or development work and extracting any ore found as a result thereof. During 1991, Magna terminated the agreement.

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

There are numerous Federal and State laws and regulations related to environmental protection which have direct application to mining and milling activities. The more significant of these laws deal with mined land reclamation and wastewater discharge from mines and milling operations. The Company does not believe that these laws and regulations as presently enacted will have a direct material adverse effect on its operation.

The  Company  has  no  employees.

Item  2  -  PROPERTIES

     The information regarding the Properties of the Company is set forth under "Item 1. Business" of this report, and is incorporated by reference in answer to this item.

                            PRINCETON MINING COMPANY
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1998

Item  3  -  LEGAL  PROCEEDINGS

     On November 29, 1984, the Company declared an agreement executed in 1962 between James C. Young, Kay Critchlow and the Company and assigned by Young and Critchlow to Magna Mining Company, had been forfeited and terminated. On February 6, 1985, Magna Mining Company commenced an action against the Company seeking a judgement declaring the agreement in full force and effect.

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

Item  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On May 8, 1997 at a special shareholders meeting, the shareholders approved increase in the capitalization of the Company to 30,000,000 non-assessable, ten cent par value shares consisting of 29,000,000 shares of common stock and 1,000,000 shares of preferred stock.

                                     PART II

Item  5  -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
            STOCKHOLDER  MATTERS

(a) The market price ranges of the Company's common stock during each quarter of the years 1998 and 1997 were as follows:

                      1997                1998
              --------------------  --------------------
                  High       Low       High      Low
              ---------  ---------  ---------  ---------
1st  Quarter   .02        .02          .01        .01
2nd Quarter.   .01        .01          .01        .01
3rd Quarter.   .01        .01          .01        .01
4th Quarter.   .01        .01          .01        .01

(b)     Approximate  Number  of  Equity  Security  Holders.
        ---------------------------------------------------

Title  Class  (1)                    Number  of Record Holders December 31, 1998
------------                         -------------------------------------------
Common  assessable  capital                       Approximately  1,350  (1)
stock, par value 10 cents per share

(1) Included in the number of shareholders of record are shares held in "nominee" or "street" name.
 (c)  No  dividends  were  paid  by  the  Company  in  1998  or  1997.

                            PRINCETON MINING COMPANY
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1998

Item  6  -  SELECTED  FINANCIAL  DATA

The following data should be read in conjunction with the Company's financial statements and the notes thereto:

Selected Income Statement Data:
                                             Year Ended December 31,
                      -----------------------------------------------------------------
                        1994           1995         1996          1997         1998
                      -----------  -----------  ------------  ------------  -----------
Net Revenues . . . .  $       -0-  $       -0-  $        -0-  $        -0-  $       -0-
Net income (loss). .     (27,622)     (29,456)       (34,578)     (317,839)    (13,271)
Per share. . . . . .  (.92 cents)  (.98 cents)   (1.15 cents)  (8.08 cents)  (.14 cents)
Cash dividends
per share                     -0-          -0-           -0-           -0-          -0-

Selected Balance Sheet Data:

                                             Year Ended December 31,
                      -----------------------------------------------------------------
                        1994           1995         1996          1997         1998
                      -----------  -----------  ------------  ------------  -----------
Current Assets . . .  $       74   $       57   $       108   $       110   $       72
Current Liabilities.     232,318      261,757       296,386        10,372       23,605
                      -----------  -----------  ------------  ------------  -----------

Working Capital. . .    (232,244)    (261,700)     (296,278)      (10,262)     (23,533)
Total Assets . . . .     300,762      300,745       300,796        25,110       25,022
Long-term debt . . .          -0-          -0-           -0-           -0-          -0-
Stockholders' Equity
                          68,444       38,988         4,410        14,738        1,467

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The only activity at the Company's mining properties during 1998, 1997 and 1996 was performance of the assessment work on the Company's unpatented mining claims. Expenses and income have remained relatively stable during all three years in all categories, with the exception of the 1997 loss on abandoned mining claims of $275,688.

The liquidity of the firm has decreased for the past three years, with expenses exceeding income.

No major capital improvements are planned for the property in the foreseeable future.

The  Company  has  no  long-term  debt.

                            PRINCETON MINING COMPANY
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1998

Item  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The company's financial statements appear following Part II of the report. See index to financial statements at page 6 of this report.


Item  9  -  DISAGREEMENTS  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE

Not  applicable

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------


                                                                            Page
                                                                            ----

Statement  of  Financial  Position  as  of  December  31, 1998 and 1997        7

Statement  of  Operations  for  the  Years  Ended  December  31,  1998,
     1997  and  1996                                                           8

Statement  of  Changes  in  Stockholders'  Equity  for  the  Years  Ended
     December  31,  1998,  1997  and  1996                                     9

Statement  of  Cash  Flows  for  the  Years  Ended  December  31,  1998,
     1997  and  1996                                                          10

Notes  to  Financial  Statements                                              11

The Company's financial statements are unaudited in reliance upon Section 210.3-11 of Regulations S-X adopted by the Securities and Exchange Commission.

                             PRINCETON MINING COMPANY
                                  BALANCE SHEET
                            December 31, 1998 and 1997
                                   (Unaudited)

                                               1998            1997
                                           ____________    ____________
ASSETS

CURRENT ASSETS
     Cash                                  $        72     $       110
MINING PROPERTY
     Mining claims                              25,000          25,000
                                           ____________    ____________

TOTAL ASSETS                               $    25,072     $    25,110
                                           ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                      $    23,605     $    10,372

SHAREHOLDERS' EQUITY
     Common stock, $.10 par value
     29,000,000 shares authorized,
     9,563,340 issued and outstanding
     at December 31, 1998 and 1997             956,334         956,334
     Paid-in surplus (deficit)                (280,101)       (280,101)
     Accumulated deficit                      (674,766)       (661,495)
                                           ____________    ____________
           Total Stockholders' Equity            1,467          14,738
                                           ____________    ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $    25,072     $    25,110
                                           ============    ============


















Prepared by Management
The accompanying notes are an integral part of these financial statements.

                            PRINCETON MINING COMPANY
                            STATEMENT OF OPERATIONS
              For the years ended December 31, 1997, 1996, and 1995
                                  (Unaudited)

                                              1998           1997           1996
                                          ____________   ____________   ____________
INCOME
     Interest and miscellaneous income    $     -0-      $      -0-     $     -0-

EXPENSE
     Loss on abandonded mining claims            -           275,688           -
     Office and stock transfer services        6,000           4,238         4,460
     Office supplies and expenses              2,228           8,119         1,909
     Listing and filing fees                     359             359         3,450
     Miscellaneous                                10              10            10
     Interest expense                          1,905          20,480        22,737
     Legal                                       569             517         1,562
     Management and directors fees               -             6,000           -
     Geological and surface exploration        2,200           2,428           450
                                          ____________   ____________   ____________

          Total Operating Expenses            13,271         317,839        34,578
                                          ____________   ____________   ____________

NET (LOSS)                                $  (13,271)    $  (317,839)   $  (34,578)
                                          ============   ============   ============

NET (LOSS) PER SHARE                      $    (.001)    $     (.033)   $    (.004)
                                          ============   ============   ============

























Prepared by Management
The accompanying notes are an integral part of these financial statements.

                            PRINCETON MINING COMPANY
                 Statement of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1997, and 1996
                                  (Unaudited)



                   Common Stock      Additional
               ____________________  Paid-in        Accumulated
                 Shares     Amount   Capital        Deficit         Total
               _________  _________  ___________    ___________  ___________
Balances as
of Dec. 31,
1995           3,000,000  $ 300,000  $   48,066     $ (657,144)  $ (309,078)

Net (Loss)           -          -           -          (34,578)     (34,578)
               _________  _________  ___________    ___________  ___________
Balances as
of Dec. 31,
1996           3,000,000    300,000      48,066       (691,722)    (343,656)

Net (Loss)           -          -           -         (317,839)    (317,839)
               _________  _________  ___________    ___________  ___________
Balances as
of Dec. 31,
1997           3,000,000    300,000      48,066     (1,009,561)    (661,495)

Net (Loss)           -          -           -          (13,271)     (13,271)
               _________  _________  ___________    ___________  ___________

Balances as
of Sept. 30,
1998           3,000,000  $ 300,000  $   48,066    $(1,022,832)  $ (674,766)
               =========  =========  ============  ============  ===========





















Prepared by Management
The accompanying notes are an integral part of these financial statements.



                            PRINCETON MINING COMPANY
                            STATEMENT OF CASH FLOWS
             For the year ended December 31, 1998, 1997, and 1996
                                  (Unaudited)



                                              1998           1997           1996
                                          ____________   ____________   ____________
CASH FROM (USED FOR) OPERATING
   ACTIVITIES

   Net (loss)                             $   (13,271)   $  (317,839)   $   (34,578)
   Add item not requiring use of cash:
     Loss on abandoned mining claims              -          275,688            -
   Increase (Decrease) in accounts
     payable                                   13,233       (286,014)        34,629
                                          ____________   ____________   ____________
     Net cash flows provided (used)
       from operating activities                 (38)       (328,165)            51
                                          ____________   ____________   ____________

INCREASE (DECREASE) IN CASH                      (38)              2             51

CASH BALANCE, beginning                          110             108             57
                                          ____________   ____________   ____________

CASH BALANCE, ending                      $       72     $       110    $       108
                                          ============   ============   ============


























Prepared by Management
The accompanying notes are an integral part of these financial statements.



PRINCETON  MINING  COMPANY
Notes  to  Financial Statements
(Unaudited)


NOTE  1   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES
          ----------------------------------------------------

Princeton Mining Company was incorporated under the laws of the State of Idaho in September, 1950. The company owns thirty-eight unpatented mining claims located east of Mullan, Idaho in the Coeur d' Alene Mining District, Shoshone
County, Idaho. The Company is not involved in any exploration or development work.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE  2  MINING  PROPERTY
         ----------------

The mining property of the Company has been developed under the terms of an agreement executed in 1962 with James C. Young and Kay Critchlow. All or portions of the interests of Young and Critchlow under that agreement had been assigned to the Magna Mining Company.

On November 29, 1984, Princeton declared that the agreement had been forfeited and terminated. Magna Mining Company resisted forfeiture and termination of the agreement, and on February 6, 1985, Magna commenced an action in the First
Judicial District of the State of Idaho, in and for the County of Shoshone, against Princeton seeking a judgement declaring that the 1962 agreement is in full force and effect. The major issue in the litigation was the interpretation of the 1962 agreement and the extent of Magna's performance of obligations under the agreement. In the event that Magna was successful in the litigation, mining development would continue under the terms of the agreement by Magna and Princeton would retain a 40% interest in the property. In the event that Princeton was successful in the litigation, Princeton would win all rights in the property free and clear of any rights claimed by Critchlow, Young, or Magna.

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

NOTE  3  INCOME  TAXES
         -------------

The  Company  has  a  net operating loss carryover of $612,537 to the year ended
December  31,  1999.  These  loss  carryovers  will  begin  to  expire  in  2000





                            PRINCETON MINING COMPANY
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                    PART III




Item  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT



Name of Executive
Officers and Directors                  Principal Occupation, Five-Year
and Positions Held                 Age  Business History and Directorships
---------------------------------  ---  -------------------------------------------
H. James Magnuson,                  45  Attorney at Law for more than the past
President and Director                  five years

R. M. MacPhee,                      68  Certified Public Accountant for more than
Secretary-Treasurer                     Director of Western Silver-Lead Corporation
and Director for the
past five years

Donald H. Grismer,
Director for more than
the past five years                 67  Employed in mining for more that the past
                                        five years.

Dale B. Lavigne, Director           68  Director Western Silver-Lead Company
for the past three years

Dennis O'Brien,                     37  Certified Public Accountant


The bylaws of the Company provided that the Directors serve until the next annual meeting of shareholders or until their respective successors have been duly elected and qualified. The bylaws also provide that the officers serve at the discretion of the Board of Directors.

Item  11  -  EXECUTIVE  COMPENSATION

None

Item  12  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
             MANAGEMENT

     H.F.  Magnuson,  Vice  President  of  the  Company  owns  6,423,940 shares.


Item  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     None

                            PRINCETON MINING COMPANY
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                     PART IV

Item  14  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON
FORM  8-K

(a) Financial Statements - See index to Financial Statements at page 6 of this report.

(b)  Exhibits

    No additional exhibits are filed as a part of this report. The Exhibit Index appears at page 14 of this report.


                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Princeton Mining Company
                            ------------------------
                                  (Registrant)




     /s/ H.  James  Magnuson                    /s/ Dennis  O'Brien
     President  and Director                    Secretary-Treasurer and Director

     Date:                                      Date:


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.




     /s/ H.  James  Magnuson                    /s/ Dennis  O'Brien
     President  and Director                    Secretary-Treasurer and Director

     Date:                                      Date:

                            Princeton Mining Company
                             Form 10-K Annual Report
                      For the year ended December 31, 1998


                                  EXHIBIT INDEX
                                  -------------

Exhibits

3.1  Articles  of   Incorporation  of  Princeton  Mining   Company, as  amended,
incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 1983.

3.2 Bylaws of Princeton Mining Company, as amended, incorporated herein by referenced to Registrant's Form 10-K for the year ended December 31, 1983.

10.1 Young and Kay Critchlow, incorporated herein by referenced to Registrant's Form 10-K for the year ended December 31, 1983.