Form 10-Q
period 1999-03-31
PRINCETON MINING CO
filed 1999-05-17
CIK 80327

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

                  For the quarterly period ended March 31, 1999

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

            Yes         X                           No


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of
common stock as of March 31, 1999:                9,563,334











**************************************************************************

PART I





ITEM 1

          Statement of Financial Position as of March 31, 1999
          and December 31,1998

          Statement of Operations for the Three Month
          Period Ended March 31, 1999

          Statement of Changes in Stockholders' Equity for the Three Month Period Ended March 31, 1999

          Statement of Cash Flows for the Three Month
          Period Ended March 31, 1999

          Notes to Financial Statements as of March 31, 1999

PRINCETON MINING COMPANY
Statement of Financial Position as of
March 31, 1999 and December 31, 1998
(UNAUDITED)


                                               March 31,       December 31,
                                                 1999              1998
                                             ____________      ____________
ASSETS

CURRENT ASSETS - Cash                         $       83          $      72


PROPERTY

    Mining claims                                 25,000             25,688
                                             ____________      ____________



TOTAL ASSETS                                  $   25,083         $   25,072
                                             ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

   Accounts payable                           $   22,606         $   23,605
   Advances from shareholder                       3,900                -
                                             ____________      ____________

         Total current liabilities                22,606             23,605
                                             ____________      ____________
STOCKHOLDERS' EQUITY

   Common stock; assessable;
   $.10 par value; 3,000,000
      shares authorized; 3,000,000
      shares issued and outstanding              956,334            956,334

   Additional paid-in capital                   (280,101)          (280,101)
   Accumulated deficit                          (677,656)          (674,766)

                                             ____________      ____________

         Total stockholders' equity               (1,423)             1,467
                                             ____________      ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   25,083        $    25,072
                                             ============      ============


The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Operations for the Three
Month Period Ended March 31, 1999
(UNAUDITED)

                                                  March 31,          March 31,
                                                    1999               1998
                                                _____________       ____________
REVENUES                                        $      -            $      -
                                                _____________       ____________

OPERATING EXPENSES

    Interest                                             400               -
    Office                                             2,480             2,196
    Taxes and licenses                                    10               300
                                                _____________       _____________

            Total Operating Expenses                   2,890             2,496
                                                _____________       _____________


NET (LOSS)                                      $     (2,890)       $   (2,496)
                                                =============       =============

NET (LOSS) PER SHARE                            $      NIL          $       NIL
                                                =============       =============






























The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Changes in Stockholders' Equity for the Three Month Period Ended March 31, 1999 and 1998
(UNAUDITED)



                         Common Stock      Additional
                     ____________________  Paid-in      Accumulated
                       Shares     Amount   Capital      Deficit          Total
                     _________  _________  ___________  ____________  ___________
Balances as of
December 31, 1997    9,563,340  $ 956,334  $ (280,101)  $  (661,495)  $   14,738

Net (Loss)                 -          -           -          (2,496)      (2,496)
                     _________  _________  ___________  ____________  ___________

Balances as of
March 31, 1998       9,563,340  $ 956,334  $ (280,101)  $  (663,991)  $   12,242
                     =========  =========  ===========  ============  ===========

Balances as of
December 31, 1998    9,563,340  $ 956,334  $ (280,101)  $ (674,766)   $    1,467

Net (Loss)                 -          -           -          (2,890)      (2,890)
                     _________  _________  ___________  ____________  ___________

Balances as
of March 31,
19998                9,563,340  $ 956,334  $ (280,101)  $  (677,656)  $   (1,423)
                     =========  =========  ===========  ============  ===========


























The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Cash Flows for the Three
Month Period Ended March 31, 1999
(UNAUDITED)


                                                             March 31,        March 31,
                                                               1999              1998
                                                         _______________  _______________
CASH FLOWS FROM OPERATING ACTIVITIES

    Net (Loss)                                           $      (2,890)   $       (2,496)
    (Decrease) in accounts payable                                (999)           (3,672)
    Increase in advances from shareholders                       3,900             6,100
                                                         _______________  _______________

        Net cash flows used from operating activities               11               (68)
                                                         _______________  _______________


NET DECREASE IN CASH                                                11               (68)
CASH AT BEGINNING OF PERIOD                                         72               110

                                                         _______________  _______________

CASH AT END OF PERIOD                                    $          83    $           42
                                                         ===============  ===============






























The accompanying notes are an integral part of these financial statements.

                             PRINCETON MINING COMPANY
                         Notes to Financial Statements
                                  (UNAUDITED)
                             as of  March 31, 1997


The  financial  statements  of  Princeton  Mining  Company included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally
accepted  accounting  principles  has  been  condensed  or  omitted,   Princeton
Mining Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in Princeton Mining Company's annual report on Form 10-K for the fiscal year ended December 31, 1998.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION


The  Company  currently  maintains  ten unpatented mining claims east of Mullan,
Idaho,  in the  Coeur d'Alene Mining  District,  Shoshone County, Idaho.   As of
March 31, 1999,  current  liabilities  exceeded  current  assets  by  $26,443.

During the quarter ended March 31, 1999, the Company had a net operating loss of $2,890, which was primarily due to normal operating expenses.


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



Princeton Mining Company
_______________________________
(Registrant)



/s/     H. James Magnuson                       Date:      May 11, 1999
____________________________________            __________________________
H. James Magnuson
President and Director

/s/     Dennis O'Brien                          Date:      May 10, 1999
____________________________________            __________________________
Dennis O'Brien
Secretary-Treasurer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.




/s/     H. James Magnuson                       Date:      May 11, 1999
____________________________________            __________________________
H. James Magnuson
President and Director

/s/     Dennis O'Brien                          Date:      May 10, 1999
____________________________________            __________________________
Dennis O'Brien
Secretary-Treasurer and Director