Form 10-Q
period 1999-06-30
PRINCETON MINING CO
filed 1999-08-16
CIK 80327

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

                  For the quarterly period ended June 30, 1999

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

            Yes         X                           No


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of
common stock as of June 30, 1999:                9,563,340











**************************************************************************

                                     PART I





ITEM  1   Statement  of  Financial  Position  as  of  June  30,  1999
          and  December  31,1998

          Statement of Operations for the Three and Six Month Periods Ended June 30, 1999 and 1998

          Statement  of  Changes  in  Stockholders'  Equity
          for  the  Three  Month  Periods  Ended  June  30,  1999  and  1998

          Statement  of  Cash  Flows  for  the  Three  and  Six  Month
          Periods  Ended  June  30,  1999  and  1998

          Notes  to  Financial  Statements  as  of  June  30,  1999

PRINCETON MINING COMPANY
Statement of Financial Position as of
June 30, 1999 and December 31, 1998
(UNAUDITED)


                                                June 30,       December 31,
                                                 1999              1998
                                             ____________      ____________
ASSETS

CURRENT ASSETS - Cash                         $      123          $      72


PROPERTY

    Mining claims                                 25,000             25,000
                                             ____________      ____________



TOTAL ASSETS                                  $   25,123         $   25,072
                                             ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

   Accounts payable                           $   22,220         $   23,605
   Advances from shareholder                       5,900                -
                                             ____________      ____________

         Total current liabilities                28,120             23,605
                                             ____________      ____________
STOCKHOLDERS' EQUITY

   Common stock; assessable;
   $.10 par value; 3,000,000
      shares authorized; 3,000,000
      shares issued and outstanding              956,334            956,334

   Additional paid-in capital                   (280,101)          (280,101)
   Accumulated deficit                          (679,230)          (674,766)

                                             ____________      ____________

         Total stockholders' equity               (2,997)             1,467
                                             ____________      ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   25,123        $    25,072
                                             ============      ============


The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Operations for the Three and Six
Month Periods Ended June 30, 1999 and 1998
(UNAUDITED)

                                            June 30, 1999            June 30, 1998
                                    __________________________  ________________________
                                       Three          Six          Three         Six
                                       Months        Months        Months       Months
                                    ____________  ____________  ___________  ___________

REVENUES                            $      -      $      -      $      -     $      -
                                    ____________  ____________  ___________  ___________

OPERATING EXPENSES
  Interest                                 519           919           378          378
  Office                                 1,055         3,535         1,796        3,992
  Professional fees                        -             -             600          600
  Taxes and licenses                       -              10            10          310
                                    _____________  ____________  ___________  ___________

     Total Operating Expenses            1,574         4,464         2,784        5,280
                                    _____________  ____________  ___________  ___________


NET (LOSS)                          $   (1,574)    $  (4,464)    $  (2,784)   $  (5,280)
                                    =============  ============  ===========  ===========

NET (LOSS) PER SHARE                $     (NIL)    $    (NIL)    $   (NIL)    $    (NIL)
                                    =============  ============  ===========  ===========



























The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Changes in Stockholders' Equity for the Three Month Periods Ended June 30, 1999 and 1998
(UNAUDITED)



                         Common Stock      Discount
                     ____________________  On Common    Accumulated
                       Shares     Amount   Stock        Deficit          Total
                     _________  _________  ___________  ____________  ___________
Balances as of
March 31, 1998       9,563,340  $ 956,334  $ (280,101)  $  (663,991)  $   12,242

Net (Loss)                 -          -           -          (2,784)      (2,784)
                     _________  _________  ___________  ____________  ___________

Balances as of
June 30, 1998        9,563,340  $ 956,334  $ (280,101)  $  (666,775)  $    9,458
                     =========  =========  ===========  ============  ===========

Balances as of
March 31, 1999       9,563,340  $ 956,334  $ (280,101)  $  (677,656)  $    1,423

Net (Loss)                 -          -           -          (1,574)      (1,574)
                     _________  _________  ___________  ____________  ___________

Balances as
of June 30, 1999     9,563,340  $ 956,334  $ (280,101)  $  (679,230)  $   (2,997)
                     =========  =========  ===========  ============  ===========



























The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Cash Flows for the Three and Six Month
Periods Ended June 30, 1999 and 1998
(UNAUDITED)

                                   June 30, 1999                  June 30, 1998
                             __________________________  _________________________
                                 Three          Six        Three          Six
                                 Months        Months      Months        Months
                             ____________   ___________  ___________   ___________

CASH FLOWS FROM
OPERATING ACTIVITIES
Net Loss                     $    (1,574)   $   (4,464)  $   (2,784)   $   (5,280)
Increase (decrease) in
    accounts payable                (386)       (1,385)       4,878         1,206
  Increase (decrease) in
    advances from
    shareholders                   2,000         5,900       (2,079)        4,021
                             _____________   ___________  ___________   ___________

      Net cash flows used
       from operating
         activities                   40            51           15           (53)
                             _____________  ____________  ___________   ___________

NET INCREASE (DECREASE)
 IN CASH                              40            51           15           (53)

CASH AT BEGINNING OF PERIOD           83            72           42           110

                             _____________  ____________  ___________   ___________

CASH AT END OF PERIOD        $       123    $      123    $      57     $      57
                             =============  ============  ===========   ===========























The accompanying notes are an integral part of these financial statements.

PRINCETON  MINING  COMPANY                         Notes to Financial Statements
(UNAUDITED)                                        as  of  June  30,  1999
--------------------------------------------------------------------------------


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












































ITEM  2     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION  AND  RESULTS  OF  OPERATION


The Company maintains unpatented mining property east of Mullan, Idaho, in the Coeur d'Alene Mining District, Shoshone County, Idaho. As of June 30, 1999, current liabilities exceeded current assets by $27,997.

During the quarter ended June 30, 1999, the Company had a net operating loss of $1,574.


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



Princeton Mining Company
_______________________________
(Registrant)



/s/     H. James Magnuson                       Date:      August 11, 1999
____________________________________            __________________________
H. James Magnuson
President and Director

/s/     Dennis O'Brien                          Date:      August 11, 1999
____________________________________            __________________________
Dennis O'Brien
Secretary-Treasurer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.




/s/     H. James Magnuson                       Date:     August 11, 1999
____________________________________            __________________________
H. James Magnuson
President and Director

/s/     Dennis O'Brien                          Date:     August 10, 1999
____________________________________            __________________________
Dennis O'Brien
Secretary-Treasurer and Director













