Form 10-Q
period 1999-09-30
PRINCETON MINING CO
filed 1999-11-10
CIK 80327

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

                For the quarterly period ended September 30, 1999

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

            Yes         X                           No


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of
common stock as of September 30, 1999:                9,563,340











**************************************************************************

                                     PART I





ITEM 1 Statement of Financial Position as of September 30, 1999 and December 31,1998

          Statement of Operations for the Three and Nine Month Periods Ended September 30, 1999 and 1998

          Statement of Changes in Stockholders' Equity for the Three Month Periods Ended September 30, 1999 and 1998

          Statement of Cash Flows for the Three and Nine Month Periods Ended September 30, 1999 and 1998

          Notes  to  Financial  Statements  as  of September 30,  1999

PRINCETON MINING COMPANY
Statement of Financial Position as of
September 30, 1999 and December 31, 1998
(UNAUDITED)


                                             September 30,       December 31,
                                                 1999              1998
                                             ____________      ____________
ASSETS

CURRENT ASSETS - Cash                         $      85          $      72

PROPERTY

    Mining claims                                 25,000             25,000
                                             ____________      ____________

TOTAL ASSETS                                  $   25,085         $   25,072
                                             ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

   Accounts payable                           $    6,053         $   23,605
   Advances from shareholder                      23,700                -
                                             ____________      ____________

         Total current liabilities                29,753             23,605
                                             ____________      ____________
STOCKHOLDERS' EQUITY

   Preferred stock; $0.10 par value;
    1,000,000 shares authorized; no shares
    outstanding                                      -                  -

   Common stock; $.10 par value;
     29,000,000 shares authorized;
     9,563,340 shares issued and
     outstanding                                 956,334            956,334
   Discount on common stock                     (280,101)          (280,101)
   Accumulated deficit                          (680,901)          (674,766)

                                             ____________      ____________

         Total stockholders' equity               (4,668)             1,467
                                             ____________      ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   25,085        $    25,072
                                             ============      ============


The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Operations for the Three and Nine
Month Periods Ended September 30, 1999 and 1998
(UNAUDITED)

                                       September 30, 1999         September 30, 1998
                                    __________________________  ________________________
                                       Three         Nine          Three        Nine
                                       Months        Months        Months       Months
                                    ____________  ____________  ___________  ___________

REVENUES                            $      -      $      -      $      -     $      -
                                    ____________  ____________  ___________  ___________

OPERATING EXPENSES
  Interest                                 533         1,452           281          659
  Office                                 1,024         4,559         1,333        5,325
  Professional fees                        114           114           -            600
  Taxes and licenses                       -              10           -            310
                                    _____________  ____________  ___________  ___________

     Total Operating Expenses            1,671         6,135         1,614        6,894
                                    _____________  ____________  ___________  ___________


NET (LOSS)                          $   (1,671)    $  (6,135)    $  (1,614)   $  (6,894)
                                    =============  ============  ===========  ===========

NET (LOSS) PER SHARE                $     (NIL)    $    (NIL)    $   (NIL)    $    (NIL)
                                    =============  ============  ===========  ===========



























The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Changes in Stockholders' Equity for the Nine Month Periods Ended September 30, 1999 and 1998
(UNAUDITED)



                         Common Stock      Discount
                     ____________________  On Common    Accumulated
                       Shares     Amount   Stock        Deficit          Total
                     _________  _________  ___________  ____________  ___________
Balances as
of June 30, 1998     9,563,340  $ 956,334  $ (280,101)  $  (666,775)  $    9,458

Net (Loss)                 -          -           -          (1,614)      (1,614)
                     _________  _________  ___________  ____________  ___________

Balances as of
Sept. 30, 1998       9,563,340  $ 956,334  $ (280,101)  $  (668,389)  $    7,844
                     =========  =========  ===========  ============  ===========

Balances as
of June 30, 1999     9,563,340  $ 956,334  $ (280,101)  $  (679,230)  $   (2,997)

Net (Loss)                 -          -           -          (1,671)      (1,671)
                     _________  _________  ___________  ____________  ___________

Balances as
of Sept. 30, 1999    9,563,340  $ 956,334  $ (280,101)  $  (680,901)  $   (4,668)
                     =========  =========  ===========  ============  ===========



























The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
Statement of Cash Flows for the Three and Nine Month
Periods Ended September 30, 1999 and 1998
(UNAUDITED)

                               September 30, 1999              September 30, 1998
                             __________________________  _________________________
                                 Three         Nine        Three         Nine
                                 Months        Months      Months        Months
                             ____________   ___________  ___________   ___________

CASH FLOWS FROM
OPERATING ACTIVITIES
Net (Loss)                   $    (1,671)   $   (6,135)  $   (1,614)   $   (6,894)
Increase (decrease) in
    accounts payable             (16,167)      (17,552)       1,582         2,788
  Increase (decrease) in
    advances from
    shareholders                  17,800        23,700           79         4,100
                             _____________   ___________  ___________   ___________

    Net cash flows provided
      (used)from operating
      activities                     (38)           13           47            (6)
                             _____________  ____________  ___________   ___________

NET INCREASE (DECREASE)
 IN CASH                             (38)           13           47            (6)

CASH AT BEGINNING OF PERIOD          123            72           57            110

                             _____________  ____________  ___________   ___________

CASH AT END OF PERIOD        $        85    $       85    $     104     $      104
                             =============  ============  ===========   ===========























The accompanying notes are an integral part of these financial statements.

PRINCETON  MINING  COMPANY                         Notes to Financial Statements
(UNAUDITED)                                        as  of September 30,  1999
--------------------------------------------------------------------------------


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












































ITEM  2     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION  AND  RESULTS  OF  OPERATION


The Company maintains unpatented mining property east of Mullan, Idaho, in the Coeur d'Alene Mining District, Shoshone County, Idaho. As of September 30,
1999, current  liabilities  exceeded  current  assets  by  $29,668.

During the quarter ended September 30, 1999, the Company had a net operating loss of $1,671.


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



Princeton Mining Company
_______________________________
(Registrant)



/s/     H. James Magnuson                       Date:   October 20, 1999
____________________________________            __________________________
H. James Magnuson
President and Director

/s/     Dennis O'Brien                          Date:   October 19, 1999
____________________________________            __________________________
Dennis O'Brien
Secretary-Treasurer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.




/s/     H. James Magnuson                       Date: October 20, 1999
____________________________________            __________________________
H. James Magnuson
President and Director

/s/     Dennis O'Brien                          Date: October 19, 1999
____________________________________            __________________________
Dennis O'Brien
Secretary-Treasurer and Director













