Form 10-K
period 1999-12-31
PRINCETON MINING CO
filed 2000-03-06
CIK 80327

DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION FOR 8.5 X 11 PAGE:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt except where otherwise noted within the text

BEGIN PAGE AT "START"


















(THIS SPACE LEFT INTENTIONALLY BLANK)

START***************************************************************************


                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark  One)
(X) ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For  the  year  ended  December  31,  1999

(  )  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)
      For  the  transition  period

                       Commission  File  Number: 001-04026

                            PRINCETON MINING COMPANY
           (Exact name of registrant as specified in its charter)

                 IDAHO                                        82-6008727
(State of Incorporation or Organization)                (IRS Employer ID Number)

                     413 CEDAR STREET, WALLACE, IDAHO  83873
                    (Address of Principal Executive Offices)

                                 (208) 752-1131
                         (Registrant's Telephone Number)

Securities  Registered  Under  Section  12  (b)  of  the  Act:
  COMMON NON-ASSESSABLE STOCK, $.10 PAR VALUE, PREFERRED STOCK, $.10 PAR VALUE
                                (Title of Class)

Securities  Registered  Under  Section  12  (g)  of  the  Act:
                                      NONE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section `3 or `5(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
X  YES  NO

     Indicate  by  check  mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K. (X)

     The aggregate market value based on the average bid and asked prices of the registrant's Common Stock held by non-affiliates of the registrant at March 2, 2000, was approximately $393,150. As of March 2, 2000, there were 9,569,140 shares of the registrant's common stock outstanding. There were no shares of the registrant's preferred stock outstanding.

                                TABLE OF CONTENTS

PART I
                                                                   PAGE

Item  1.   Business                                                  3

Item  2.   Properties                                                3

Item  3.   Legal  Proceedings                                        3

Item  4.   Submission of Matters to a Vote of Security Members       3

                                     PART II

Item  5.   Market for Registrant's Common Equity and Related
           Stockholder  Matters                                      3

Item  6.   Selected  Financial  Data                                 4

Item  7.   Management's Discussion and Analysis of Financial
           Condition  and  Results  of  Operations                   5

Item  8.   Financial  Statements                                     5-13

Item  9.   Changes  in  and  Disagreements  with  Accountants        5

                                    PART III

Item  10.  Directors and Executive Officers of the Registrant        14

Item  11.  Executive  Compensation                                   14

Item  12.  Security Ownership of Certain Beneficial Owners and
           Management                                                14

Item  13.  Certain Relationships and Related Transactions            14

                                     PART IV



Item  14.  Exhibits,  Financial  Statement  Schedules,  and
           Reports on Form 8-K                                       15


Signatures                                                           15

Exhibit 23 - Consent of Accountants                                  16



Exhibit 27 - Financial Data Schedule                                 17

                            PRINCETON MINING COMPANY
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                     PART I


Item  1  -  BUSINESS

     Princeton Mining Company (the "Company") was incorporated under the laws of Idaho in September 1950. The Company is the owner of an interest in ten unpatented mining claims situated east of the village of Mullan in the Coeur d' Alene Mining District, Shoshone County, Idaho.

To the knowledge of the Company, no commercial ore deposit has been found as the result of any exploration work done to date on the Company's Property. Consequently, there has been no production of ore from the Property and the Company makes no claim to the existence of ore reserves in the Property.

There are numerous Federal and State laws and regulations related to environmental protection, which have direct application to mining and milling activities. The more significant of these laws deal with mined land reclamation and wastewater discharge from mines and milling operations. The Company does not believe that these laws and regulations as presently enacted will have a direct material adverse effect on its mining claims.

Item  2  -  PROPERTIES

     The information regarding the Properties of the Company is set forth under "Item 1. Business" of this report, and is incorporated by reference in answer to this item.

Item  3  -  LEGAL  PROCEEDINGS

  None

Item  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There  were  no  shareholders'  meetings  during  1999.

                                        PART II

Item  5  -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
            STOCKHOLDER  MATTERS

(a) The market price ranges of the Company's common stock during each quarter of the years 1999 and 1998 were as follows:

                       1999                       1998
                 -----------------          -----------------
                 High          Low          High          Low
                 ----          ---          ----          ---
1st  Quarter     .01          .01          .01          .01
2nd Quarter      .01          .01          .01          .01
3rd Quarter      .05          .01          .01          .01
4th Quarter      .08          .05          .01          .01

                            PRINCETON MINING COMPANY
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1999


(b)     Approximate  Number  of  Equity  Security  Holders.

Title  Class  (1)                    Number  of Record Holders December 31, 1999
------------                         -------------------------------------------
Common stock, par value                       Approximately  1,350  (1)
10  cents  per  share

(1) Included in the number of shareholders of record are shares held in "nominee" or "street" name.

(c)  No  dividends  were  paid  by  the  Company  in  1999  or  1998.

Item  6  -  SELECTED  FINANCIAL  DATA

The following data should be read in conjunction with the Company's financial statements and the notes thereto:

Selected  Income  Statement  Data:

                                      Year Ended December 31,
                    ----------------------------------------------------------
                       1995        1996        1997        1998        1999
                    ----------  ----------  ----------  ----------  ----------
Net Revenues        $      -0-  $      -0-  $      -0-  $      -0-  $      -0-
Net income (loss)     (29,456)    (34,578)   (317,839)    (13,271)    (27,390)
Per share                (.01)      (.004)      (.033)      (.001)     (.0029)
Cash dividends
  per share                -0-         -0-         -0-         -0-         -0-

The following data should be read in conjunction with the Company's financial statements and the notes thereto:

Selected  Balance  Sheet  Data:

                                      Year Ended December 31,
                    ----------------------------------------------------------
                       1995        1996        1997        1998        1999
                    ----------  ----------  ----------  ----------  ----------
Current Assets      $      57   $     108   $     110   $      72   $     113
Current Liabilities   261,757     296,386      10,372      23,605      35,473
                    ----------  ----------  ----------  ----------  ----------
Working Capital      (261,700)   (296,278)    (10,262)    (23,533)    (35,360)
Total Assets          300,745     300,796      25,110      25,022      10,113
Long-term debt             -0-         -0-         -0-         -0-         -0-
Stockholders'
  Equity               38,988       4,410      14,738       1,467     (25,360

                            PRINCETON MINING COMPANY
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1999

Item  7  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
           AND  RESULTS  OF  OPERATIONS

The Company incurred a net loss of $27,390 in 1999 compared to a net loss of $13,271 for 1998. The majority of the loss for 1999 was attributed to a write down of $15,000 for the impaired value of the Company's unpatented mining claims.

The Company has ten unpatented mining claims which have been adjusted to a value of $10,000. The only other asset is a cash balance of $113. Total current liabilities totaled $35,473 as of December 31, 1999. Thus, there is a negative working capital balance of $35,360.


Item  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The  company's  financial  statements  appear  following  Part II of the report.

Item  9  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

In February 2000, the Company retained the certified public accounting firm of Williams and Webster, P.S. of Spokane, Washington as independent auditors for the 1999 financial statements. There were no independent auditors prior to Williams and Webster, P.S.


                            PRINCETON MINING COMPANY
                              Financial  Statements
                                DECEMBER 31, 1999

                              WILLIAMS & WEBSTER PS
                          Certified Public Accountants
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111
PRINCETON MINING COMPANY
TABLE  OF  CONTENTS
December 31, 1999

INDEPENDENT  AUDITOR'S  REPORT

FINANCIAL  STATEMENTS

     Balance  Sheet

     Statement of Operations and Accumulated  Deficit

     Statement of Stockholders' Equity (Deficit)

     Statement  of  Cash  Flows

NOTES  TO  FINANCIAL  STATEMENTS

Board  of  Directors
Princeton  Mining  Company
Wallace,  Idaho


                        Independent  Auditor's  Report
                        ------------------------------

We have audited the accompanying balance sheet of Princeton Mining Company, as of December 31, 1999, and the related statements of operations and accumulated deficit, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton Mining Company, as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has no revenues and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
February  29,  2000

                            PRINCETON MINING COMPANY
                                  BALANCE SHEET
                                DECEMBER 31, 1999


ASSETS
CURRENT ASSETS
Cash                                                        $       113
Total Current Assets                                                113
                                                            ------------

OTHER ASSETS
Mining claims                                                    10,000
                                                            ------------

TOTAL ASSETS                                                $    10,113
                                                            ============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable                                            $     7,073
Loans from a related party                                       28,400
                                                            ------------

Total Current Liabilities                                        35,473
                                                            ------------

COMMITMENTS AND CONTINGENCIES                                       -

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.10 par value,
  1,000,000 shares authorized;
  No shares issued and outstanding                                  -
Common stock, $0.10 par value,
  29,000,000 shares authorized; 9,569,140
  shares issued and outstanding                                 956,914
Discount on common stock                                       (280,681)
Additional paid-in-capital                                          563
Accumulated deficit                                            (702,156)
                                                            ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (25,360)
                                                            ------------

TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY  (DEFICIT)
                                                            $    10,113
                                                            ============







The accompanying notes are an integral part of these financial statements.

                          PRINCETON MINING COMPANY
                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                      FOR THE YEAR ENDED DECEMBER 31, 1999




REVENUES                                                   $        -
                                                            ------------

EXPENSES
Filing and recording fees                                           434
Legal and professional                                            7,200
Office expense                                                    2,112
Taxes                                                                10
Mining exploration and engineering expense                          613
                                                            ------------
     TOTAL EXPENSES                                              10,369
                                                            ------------

NET LOSS FROM OPERATIONS                                        (10,369)

OTHER INCOME (EXPENSE)
Loss on impairment of assets                                    (15,000)
Interest expense                                                 (2,021)
                                                            ------------
TOTAL OTHER INCOME (EXPENSE)                                    (17,021)
                                                            ------------
INCOME TAXES                                                        -
                                                            ------------

NET LOSS                                                        (27,390)

ACCUMULATED DEFICIT, BEGINNING BALANCE                         (674,766)
                                                            ------------

ACCUMULATED DEFICIT, ENDING BALANCE                         $   702,156
                                                            ============

NET LOSS PER COMMON SHARE                                   $   (0.0029)
                                                            ============

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING                               9,569,140
                                                            ============













The accompanying notes are an integral part of these financial statements.

                            PRINCETON MINING COMPANY
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE YEAR ENDED DECEMBER 31, 1999

(Begin 8 pt type)

                                                                                             Total
                Preferred Stock        Common Stock      Discount                            Stock-
              -------------------  --------------------     on       Additional   Accum-     holders'
              Number                 Number               Common      Paid-in     ulated     Equity
              Of Shares  Amount      Of Shares  Amount     Stock      Capital     Deficit    (Deficit)
              ---------  --------  ---------  ---------  ----------  ----------  ----------  ---------
Balance
December
31, 1998            -    $   -     9,569,140  $ 956,914  $(280,681)  $     -     $(674,766)  $  1,467

Contribution
of capital          -        -           -          -          -           563         -          563

Loss for
year ending,
December
31, 1999            -        -           -          -          -           -       (27,390)   (27,390)
              ---------  --------  ---------  ---------  ----------  ----------  ----------  ---------
Balance,
December
31,  1999           -    $   -     9,569,140  $ 956,914   (280,681)  $     563   $(702,156)   (25,360)
              =========  ========  =========  =========  ==========  ==========  ==========  =========

(end 8pt type)































The accompanying notes are an integral part of these financial statements.

                            PRINCETON MINING COMPANY
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999




CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $   (27,390)
  Adjustments to reconcile net loss
    to net cash used by operating activities:
      Write off of impaired mining claims                        15,000
      Increase in accounts payable                                1,268
                                                            ------------
Net cash (used) in operating activities                         (11,122)

CASH FLOWS FROM INVESTING ACTIVITIES                                -

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder advances                             10,600
  Proceeds from shareholder contribution of capital                 563
                                                            ------------
Net cash provided by financing activities                        11,163

Change in cash                                                       41

Cash, beginning of period                                            72
                                                            ------------

Cash, end of period                                         $       113
                                                            ============

Supplemental disclosures:

Interest paid                                               $     2,021
                                                            ============
Income taxes paid                                           $       -
                                                            ============




















The accompanying notes are an integral part of these financial statements.

                           PRINCETON  MINING  COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 1999

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Princeton Mining Company (hereinafter "the Company") was incorporated on September 29, 1950 under the laws of the State of Idaho for the purpose of acquiring, exploring and developing mining properties. The Company maintains offices in Wallace, Idaho. The Company's fiscal year end is December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Princeton Mining Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Principal  Business  Activities

The Company has been in the minerals exploration business since its formation in September 1950 and has not yet realized any significant revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial minable reserves, the Company expects to actively prepare such sites for ore extraction and further development.

Going  Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $27,390 for the year ended December 31, 1999 and has an accumulated deficit of $702,156. The Company has no sales and has negative working capital. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of mineral properties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting  Method

The Company's financial statements are prepared using the accrual method of accounting.

Loss  Per  Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

                           PRINCETON  MINING  COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash  and  Cash  Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision  for  Taxes

For income tax reporting purposes, the Company has elected to treat its current and historical operating expenses as capitalizable exploration and development costs under IRC Code Section 616 (b). Accordingly, the Company has no net operating loss carryforwards.

Use  of  Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Impaired  Asset  Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any additional adjustments are needed to the carrying value of its assets at December 31, 1999. See Note 3.

Exploration  Costs

In accordance with generally accepted accounting principles, the Company expenses exploration costs as incurred.

NOTE 3 - MINERAL PROPERTIES

The Company maintains unpatented mining property east of Mullan, Idaho in the Coeur d'Alene Mining district of Shoshone County, Idaho.

During the year ended December 31, 1999, the Company wrote down the carrying value of its mining claims to $10,000, thereby incurring an asset impairment loss of $15,000, in recognition of the decreased value of its mineral properties.

                           PRINCETON  MINING  COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 1999

NOTE 4 - STOCKHOLDERS' EQUITY

In prior years, the Company has issued its common stock in exchange for services at values less than the underlying par value of the Company's common stock. The aggregate effect of such transactions is the Company's recording of $280,681 as a discount on common stock in the stockholders' equity section of the Company's balance sheet.

In the year ended December 31, 1999, a shareholder paid $563 of corporate expenses while relinquishing the opportunity for repayment. These funds have been recorded as additional paid-in capital in the stockholders' equity section of the Company's balance sheet.

NOTE 5 - STOCK OPTIONS

Although the Company has not adopted a stock option plan, the Company's board of directors agreed to grant an option in January 1998 to an outside consultant to purchase 1,200,000 shares of the Company's common stock at a strike price of $0.01 per share (which was then the market price). The exercise of the option is contingent upon the Company's stock being listed upon the OTC Bulletin Board. There is no written instrument memorializing the length and other terms of the options, which has not been formally granted or exercised as of the date of these financial statements.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is engaged in the exploration and development of mineral properties. At present, there are no feasibility studies establishing proven and probable reserves.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims.

NOTE  7  -  RELATED  PARTIES

The Company occupies office space provided by H. F. Magnuson, a significant shareholder, at no charge. The value of this space is not considered materially significant for financial reporting purposes.

A shareholder and officer of the Company has advanced monies to the Company totaling $28,400 at December 31, 1999 in payment of expenses. These have been recorded as unsecured short-term loans, bearing 9% interest and being payable upon demand.

                            PRINCETON MINING COMPANY
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                    PART III

Item  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Name of Executive Officers and             Principal Occupation, Five-Year
Directors and Positions Held          Age  Business History and Directorships
------------------------------------  ---  -----------------------------------
H.  James  Magnuson,                   46  Attorney at Law for more than the
President  and  Director                   past five  years.

R. M. MacPhee,                         69  Certified Public Accountant for
Director                                   more than five years.  Director of
                                           Western  Silver-Lead  Corporation.

Donald  H.  Grismer,                   68  Employed in mining for more than
Director                                   the past  five  years.

Dale  B.  Lavigne,                     69  President, Osurn Drug Company,
Vice-President  and  Director              Director Western Silver-Lead
                                           Company.

Dennis  O'Brien,                       38  Certified  Public  Accountant
Director

Mark  W.  Absec,                       42  Certified  Public  Accountant
Assistant  Secretary-Treasurer

The bylaws of the Company provided that the Directors serve until the next annual meeting of shareholders or until their respective successors have been duly elected and qualified. The bylaws also provide that the officers serve at the discretion of the Board of Directors.

Item  11  -  EXECUTIVE  COMPENSATION

None

Item  12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     H.F.  Magnuson,  owns  6,423,940  shares.

Item  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     A shareholder of the Company, H.F. Magnuson, has advanced cash to the Company totaling $28,400 as of December 31, 1999.

                            PRINCETON MINING COMPANY
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                     PART IV

Item  14  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON
FORM  8-K

(a) Financial Statements - See index to Financial Statements at page 8 of this report.

(b)  Exhibits  -  No  additional exhibits are filed as a part  of  this  report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Princeton Mining Company
                            ------------------------
                                  (Registrant)


/S/ H. James Magnuson                 /S/ Dennis O'Brien
-------------------------             ---------------------------
H.  James  Magnuson                   Dennis  O'Brien
President  and  Director              Secretary  and  Director

Date:  March  3,  2000                Date:  March  3,  2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.


/S/ H. James Magnuson                 /S/ Dennis O'Brien
-------------------------             ---------------------------
H.  James  Magnuson                   Dennis  O'Brien
President  and  Director              Secretary  and  Director

Date:  March  3,  2000                Date:  March  3,  2000