Form 10-Q
period 2000-03-31
PRINCETON MINING CO
filed 2000-05-15
CIK 80327

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

                For the quarterly period ended March 31, 2000

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

            Yes         X                           No


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of
common stock as of March 31, 2000:                9,569,140











**************************************************************************

                                     PART I


ITEM 1 REVIEWED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000




                            PRINCETON MINING COMPANY
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2000




                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111


                            PRINCETON MINING COMPANY

                                TABLE OF CONTENTS

                                 March 31, 2000




ACCOUNTANT'S  REVIEW  REPORT                                1

FINANCIAL  STATEMENTS

     Balance  Sheets                                        2

     Statements  of  Operations                             3

     Statement  of  Stockholders'  Equity  (Deficit)        4

     Statements  of  Cash  Flows                            5

NOTES  TO  FINANCIAL  STATEMENTS                            6

Board  of  Directors
Princeton  Mining  Company
Wallace,  Idaho


                           Accountant's Review Report
                           --------------------------

We have reviewed the accompanying balance sheet of Princeton Mining Company, as of March 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the three-months then ended. All information included in these financial statements is the representation of the management of Princeton Mining Company.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 1999 were audited by us and we expressed an unqualified opinion on it in our report dated February 29, 2000. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has had no revenues, has an accumulated deficit of $708,772 since inception, and has negative working capital at March 31, 2000. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
May  9,  2000

                            PRINCETON MINING COMPANY
                                 BALANCE SHEETS


                                              March  31,        December  31,
                                                 2000               1999
                                             (Unaudited)
                                           ---------------    ---------------
A  S  S  E  T  S

CURRENT  ASSETS
     Cash                                  $           87     $          113
                                           ---------------    ---------------
          Total Current Assets                         87                113
                                           ---------------    ---------------

     OTHER  ASSETS
     Mining claims                                 10,000             10,000
                                           ---------------    ---------------

               TOTAL ASSETS                $       10,087     $       10,113
                                           ===============    ===============

L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y
(D E F I C I T)

CURRENT  LIABILITIES
     Accounts  payable                      $       6,352     $        7,073
     Accrued expenses                               2,711                -
     Loans from a related party                    33,000             28,400
                                           ---------------    ---------------

          Total Current Liabilities                42,063             35,473
                                           ---------------    ---------------

COMMITMENTS AND CONTINGENCIES                         -                  -
                                           ---------------    ---------------

STOCKHOLDERS'  EQUITY  (DEFICIT)
     Preferred stock, $0.10 par value,
       1,000,000 shares authorized;
       no shares issued and outstanding               -                   -
     Common stock, $0.10 par value,
       29,000,000  shares  authorized;
       9,569,140 shares issued
       and outstanding                            956,914             956,914
     Discount on common stock                    (280,681)           (280,681)
     Additional paid-in-capital                       563                 563
     Accumulated deficit                         (708,772)           (702,156)
                                           ---------------    ---------------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)         (31,976)            (25,360)
                                           ---------------    ---------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                    $       10,087     $       10,113
                                           ===============    ===============

See accompanying notes and accountants' review report.

                            PRINCETON MINING COMPANY
                            STATEMENTS OF OPERATIONS

                               For the Three-month  For the Three-month
                                  Period Ending        Period Ending
                                 March 31, 2000        March 31, 1999     December 31,
                                  (Unaudited)            (Unaudited)          1999
                               -------------------  --------------------  ------------
REVENUES                       $              -     $               -     $       -
                               -------------------  --------------------  ------------

E  X  P  E  N  S  E  S

    Filing and recording fees                 -                     -             434
    Legal and professional                  4,400                   -           7,200
    Office expense                          1,516                 2,480         2,112
    Taxes                                      10                    10            10
    Mining exploration and
       engineering expense                    -                     -             613
                               -------------------  --------------------  ------------
TOTAL EXPENSES                              5,926                 2,490        10,369
                               -------------------  --------------------  ------------

LOSS FROM OPERATIONS                       (5,926)               (2,490)      (10,369)

OTHER  INCOME  (EXPENSE)
    Loss on impairment of assets              -                     -         (15,000)
    Interest expense                         (690)                 (400)       (2,021)
                               -------------------  --------------------  ------------

TOTAL OTHER INCOME (EXPENSE)                 (690)                 (400)       (17,021
                               -------------------  --------------------  ------------

LOSS BEFORE INCOME TAXES                   (6,616)               (2,890)      (27,390)

INCOME TAXES                                  -                     -             -
                               -------------------  --------------------  ------------

NET LOSS                       $           (6,616)  $            (2,890)  $   (27,390)
                               ===================  ====================  ============

BASIC AND DILUTED NET LOSS PER
    COMMON  SHARE              $              nil   $               nil   $        nil
                               ===================  ====================  ============

BASIC AND DILUTED WEIGHTED AVERAGE
    NUMBER  OF  COMMON  SHARES
    OUTSTANDING                         9,569,140             9,569,140     9,569,140
                               ===================  ====================  ============









See accompanying notes and accountants' review report.

                           PRINCETON MINING COMPANY
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                    Common Stock                                            Total
                 ----------------------  Discount    Additional  Accum-     Stockholders'
                 Number                  on Common    Paid-in    ulated     Equity
                 Of Shares     Amount    Stock        Capital    Deficit    (Deficit)
                 ----------  ----------  ----------  ----------  ----------  ----------
Balance,
  December 31,
  1998            9,569,140  $  956,914  $ (280,681) $      -    $ (674,766) $   1,467

Contribution
  of capital            -           -           -           563         -          563

Loss for year
  ending,
  December 31,
  1999                  -           -           -           -       (27,390)   (27,390)
                 ----------  ----------  ----------  ----------  ----------  ----------

Balance,
  December 31,
  1999            9,569,140     956,914    (280,681)        563    (702,156)   (25,360)

Loss for
  period ending,
  March 31, 2000        -           -           -           -        (6,616)    (6,616)
                 ----------  ----------  ----------  ----------  ----------  ----------
Balance,
  March 31, 2000
  (Unaudited)     9,569,140  $  956,914  $ (280,681) $      563  $ (708,772) $  (31,976)
                 ==========  ==========  ==========  ==========  ==========  ===========

























See accompanying notes and accountants' review report.

                            PRINCETON MINING COMPANY
                             STATEMENT OF CASH FLOWS

                               For the Three-month  For the Three-month
                                  Period Ending        Period Ending
                                 March 31, 2000        March 31, 1999     December 31,
                                  (Unaudited)            (Unaudited)          1999
                               -------------------  --------------------  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES

Net loss                       $           (6,616)  $            (2,890)  $   (27,390)
Adjustments to reconcile
  net loss to net cash used
  by  operating  activities:
    Write off of impaired
      mining claims                           -                     -          15,000
Increase (decrease) in
  accounts payable                           (721)                 (999)        1,268
Increase (decrease) in
  accrued expenses                          2,711                  -              -
                               -------------------  --------------------  ------------
Net cash used in
  operating activities                     (4,626)               (3,889)      (11,122)

CASH FLOWS FROM INVESTING
  ACTIVITIES                                  -                     -             -

CASH FLOWS FROM FINANCING
  ACTIVITIES
Proceeds from shareholder
  Advances                                  4,600                 3,900        10,600
Proceeds from shareholder
  contribution of capital                     -                     -             563
                               -------------------  --------------------  ------------
Net cash provided by
  financing activities                      4,600                3,900         11,163
                               -------------------  --------------------  ------------

Change in cash                                (26)                  11             41

Cash, beginning of period                     113                   72             72
                               -------------------  --------------------  ------------

Cash, end of period            $               87   $               83    $       113
                               ===================  ====================  ============

Supplemental  disclosures:

Interest paid                  $               -    $              -      $       -
Income taxes paid              $               -    $              -      $       -






See accompanying notes and accountants' review report.

                            PRINCETON MINING COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

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

Principal  Business  Activities
-------------------------------

The Company has been in the minerals exploration business since its formation in September 1950 and has not yet realized any significant revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of commercial minable reserves, the Company expects to actively prepare such sites for ore extraction and further development.

Going  Concern
--------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $6,616 for the three-month period ended March 31, 2000 and has an accumulated deficit of $708,772. The Company has no sales and has negative working capital. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of mineral properties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting  Method
------------------

The Company's financial statements are prepared using the accrual method of accounting.

                            PRINCETON MINING COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Loss  Per  Share
----------------

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net loss per share is the same as basic net loss per share as inclusion of the common stock equivalents would be antidilutive.

Cash  and  Cash  Equivalents
----------------------------

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision  for  Taxes
---------------------

For income tax reporting purposes, the Company has elected to treat its current and historical operating expenses as capitalizable exploration and development costs under IRC Code Section 616 (b). Accordingly, the Company has no net operating loss carryforwards.

Use  of  Estimates
------------------

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

Impaired  Asset  Policy
-----------------------

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any additional adjustments are needed to the carrying value of its assets at March 31, 2000. See Note 3.

Exploration  Costs
------------------

In accordance with generally accepted accounting principles, the Company expenses exploration costs as incurred.

                            PRINCETON MINING COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Interim  Financial  Statements
------------------------------

The interim financial statements as of and for the three months ended March 31, 2000, included herein have been prepared for the Company, without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Derivative  Instruments
-----------------------

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At March 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

                            PRINCETON MINING COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

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

A shareholder and officer of the Company has advanced monies to the Company totaling $33,000 at March 31, 2000, in payment of expenses. These are recorded as unsecured short-term loans, bearing 9% interest and is payable upon demand.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


The Company currently maintains ten unpatented mining claims east of Mullan, Idaho, in the Coeur d'Alene Mining District, Shoshone County, Idaho. As of March 31, 2000, current liabilities exceeded current assets by $41,976.

During the quarter ended March 31, 2000, the Company had a net operating loss of $6,616, which was primarily due to normal operating expenses.

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

                            Princeton Mining Company
                            ------------------------
                                  (Registrant)


/s/     H. James Magnuson                       Date:   May 11, 2000
____________________________________            __________________________
H. James Magnuson
President and Director

/s/     Dennis O'Brien                          Date:   May 11, 2000
____________________________________            __________________________
Dennis O'Brien
Secretary-Treasurer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.




/s/     H. James Magnuson                       Date: May 11, 2000
____________________________________            __________________________
H. James Magnuson
President and Director

/s/     Dennis O'Brien                          Date: May 11, 2000
____________________________________            __________________________
Dennis O'Brien
Secretary-Treasurer and Director