Form 10-Q
period 2000-06-30
PRINCETON MINING CO
filed 2000-08-14
CIK 80327

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

                For the quarterly period ended June 30, 2000

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

                           PRINCETON MINING COMPANY
                                   FORM 10Q
                      FOR THE PERIOD ENDED JUNE 30, 2000


PART 1 - FINANCIAL INFORMATION



ITEM  1

STATEMENT OF FINANCIAL POSITION AS OF JUNE 30, 2000 AND DECEMBER 31, 1999

STATEMENT  OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000
     AND  1999

STATEMENT  OF  CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE MONTH PERIODS ENDED
     JUNE  30,  2000  AND  1999

STATEMENT  OF CASH FLOWS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000
     AND  1999

PRINCETON  MINING  COMPANY          Statement  of  Financial  Position  as  of
(Unaudited)                          June  30,  2000  and  December  31,  1999
--------------------------     -----------------------------------------------



                                                June 30,      December 31,
                                                 2000             1999
                                              ------------    ------------
ASSETS
CURRENT ASSETS - Cash                         $        45     $       113
                                              ------------    ------------

PROPERTY
Mining claims                                      10,000          10,000
                                              ------------    ------------
      TOTAL ASSETS                            $    10,045     $    10,113
                                              ============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES
   Accounts payable                           $     5,189     $     7,073
   Accrued interest                                 1,586             -
   Loans from a related party                      39,900          28,400
                                              ------------    ------------
       Total current liabilities                   46,675          35,473
                                              ------------    ------------
STOCKHOLDERS' EQUITY
  Preferred stock; $.10 par value; 1,000,000
    shares authorized; no shares outstanding

  Common stock; $.10 par value; 29,000,000
    shares authorized; 9,569,140 shares
    issued and outstanding                        956,914         956,914
  Discount on common stock                       (280,681)       (280,681)
  Additional paid-in capital                          563             563
  Accumulated deficit                            (713,426)       (702,156)
                                              ------------    ------------
       Total stockholders' equity                 (36,630)        (25,360)
                                              ------------    ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $    10,045     $    10,113
                                              ============    ============













The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY          Statement  of Operations  for  the  Three  and
(UNAUDITED)                       Six Month Periods Ended June 30, 2000 and 1999
------------------------       -------------------------------------------------


                                      June 30, 2000                June 30, 1999
                                --------------------------  --------------------------
                                  Three           Six          Three         Six
                                  Months          Months       Months        Months
                                ------------  ------------  ------------  ------------
REVENUES                        $        -0-  $        -0-  $        -0-  $        -0-
                                ------------  ------------  ------------  ------------
OPERATING  EXPENSES
Accounting and professional           2,288         6,688            -            -
Office                                1,470         2,986          1,055        3,535
Taxes and licenses                      -              10            -             10
                                ------------  ------------  ------------  ------------

Total Operating Expenses              3,758         9,684         1,055         3,545
                                ------------  ------------  ------------  ------------

LOSS FROM OPERATIONS                 (3,758)       (9,684)       (1,055)       (3,545)
                                ------------  ------------  ------------  ------------

OTHER  EXPENSE
Interest                                896         1,586           519           919
                                ------------  ------------  ------------  ------------

LOSS BEFORE INCOME TAXES             (4,654)      (11,270)       (1,574)        (4,464)

INCOME TAXES                             -0-           -0-           -0-            -0-
                                ------------  ------------  ------------  ------------

NET LOSS                        $    (4,654)  $   (11,270)  $    (1,574)  $    (4,464)
                                ============  ============  ============  ============

NET LOSS PER SHARE              $     (NIL)   $     (NIL)    $     (NIL)  $     (NIL)
                                ============  ============  ============  ============

WEIGHTED  AVERAGE  NUMBER
OF COMMON SHARES OUTSTANDING      9,569,140     9,569,140     9,569,140     9,569,140
                                ============  ============  ============  ============














The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY
(UNAUDITED)
Statement of Changes in Stockholders' Equity  for
the  Three  Month Periods  Ended  June  30,  2000  and  1999


                                           Discount
                       Common Stock        On          Additional  Accum-
                   ----------------------  Common      Paid-in      ulated
                   Shares      Amount      Stock       Capital     Deficit     Total
                   ----------  ----------  ----------  ----------  ----------  ----------
Balances as of
March 31, 1999      9,569,140  $  956,914  $ (280,681)             $ (677,656) $  (1,423)

Net Loss                                                               (1,574)    (1,574)
                   ----------  ----------  ----------  ----------  ----------  ----------
Balances as of
June 30, 1999       9,569,140  $  956,914  $ (280,681)             $ (679,230) $  (2,997)
                    =========  ==========  ==========              =========== ==========

                                           Discount
                       Common Stock        On          Additional  Accum-
                   ----------------------  Common      Paid-in      ulated
                   Shares      Amount      Stock       Capital     Deficit     Total
                   ----------  ----------  ----------  ----------  ----------  ----------
Balances as of
March 31, 2000      9,569,140  $  956,914  $ (280,681) $      563  $ (708,772) $ (31,976)

Net Loss                                                               (4,654)    (4,654)
                   ----------  ----------  ----------  ----------  ----------  ----------
Balances as of
June 30, 2000       9,569,140  $  956,914  $ (280,681) $      563  $ (713,426) $ (36,630)
                    =========  ==========  ==========  ==========  =========== ==========




















The accompanying notes are an integral part of these financial statements.

PRINCETON  MINING  COMPANY         Statement  of  Cash Flows for the Three  and
(UNAUDITED)                    Six  Month  Periods Ended June 30, 2000 and 1999
--------------------------     ------------------------------------------------


                                      June 30, 2000                June 30, 1999
                                --------------------------  --------------------------
                                  Three           Six          Three         Six
                                  Months          Months       Months        Months
                                ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net Loss                      $    (4,654)  $   (11,270)   $   (1,574)  $    (4,464)
  Decrease in accounts payable       (1,163)         (988)         (386)       (1,385)
  Increase (decrease) in
    accrued interest                 (1,125)          690           -             -
                                ------------  ------------  ------------  ------------
Net cash flows used from
   operating activities v            (6,942)      (11,568)       (1,960)       (5,849)
                                ------------  ------------  ------------  ------------

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Loans from a related party          6,900        11,500         2,000         5,900
                                ------------  ------------  ------------  ------------
Net cash flows provided by
  financing activities                6,900        11,500         2,000         5,900
                                ------------  ------------  ------------  ------------

NET INCREASE (DECREASE) IN CASH         (42)          (68)           40            51

CASH AT BEGINNING OF PERIOD              87           113            83            72
                                ------------  ------------  ------------  ------------

CASH AT END OF PERIOD           $        45   $        45   $       123   $       123
                                ============  ============  ============  ============




















The accompanying notes are an integral part of these financial statements.

PRINCETON  MINING  COMPANY
(UNAUDITED)
Notes to Financial Statements



The financial statements of Princeton Mining Company included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Princeton Mining Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in Princeton Mining Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

                           PRINCETON MINING COMPANY
                                   FORM 10Q
                      FOR THE PERIOD ENDED JUNE 30, 2000

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


The Company currently maintains ten unpatented mining claims east of Mullan, Idaho, in the Coeur d'Alene Mining District, Shoshone County, Idaho. As of June 30, 2000, current liabilities exceeded current assets by $46,630.

During the quarter ended June 30, 2000, the Company had a net operating loss of $4,654, which was primarily due to normal operating expenses.




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



                            Princeton Mining Company
                            ------------------------
                                  (Registrant)

/s/ H. James Magnuson                          /s/ Dennis O'Brien
_______________________________                __________________________
H.  James  Magnuson                            Dennis  O'Brien
President  and  Director                       Secretary-Treasurer and
                                               Director

August 11, 2000                                August 11, 2000
_______________________________               __________________________
      Date                                               Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.


/s/ H. James Magnuson                          /s/ Dennis O'Brien
_______________________________                __________________________
H.  James  Magnuson                            Dennis  O'Brien
President  and  Director                       Secretary-Treasurer and
                                               Director

August 11, 2000                                August 11, 2000
_______________________________               __________________________
      Date                                               Date