Form 10-Q
period 2000-09-30
PRINCETON MINING CO
filed 2000-11-17
CIK 80327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

          Yes       X                              No
                  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate  the  number  of  shares outstanding of each of the issuer's classes of common  stock  as  of  September  30,  2000:
                                  (Common  Stock)
                                     9,569,140

                                TABLE OF CONTENTS



                                     PART I

                                                                          PAGE
                                                                          ----
ITEM  1   Statements of Financial Position as of September 30, 2000
          and  December  31,  1999                                           3

          Statements  of  Operations  for  the  Three  and  Nine  Month
          Periods  Ended  September  30, 2000 and 1999                       4

          Statements  of  Cash  Flows  for  the  Nine  Month
          Periods  Ended  September  30, 2000 and 1999                       5

          Notes  to  Financial  Statements  as  of September 30, 2000        6
6

ITEM  2   Management's Discussion and Analysis of Financial  Condition
          and  Results  of  Operations                                       7

                                     PART II

ITEM  1     Legal  Proceedings                                               7

ITEM  2     Changes  in Securities                                           7

ITEM  3     Defaults  Upon Senior Securities                                 7

ITEM  4     Submission  of  Matters  to  a  Vote  of  Security  Holders
7

ITEM  5     Other  Information                                               7

ITEM  6     Exhibits and Reports on Form 8-K                                 7

                                     Statements  of  Financial  Position  as  of
PRINCETON  MINING  COMPANY           September  30,  2000  and December 31, 1999
--------------------------     -------------------------------------------------


                                               (Unaudited)
                                               September 30,       December 31,
                                                   2000               1999
                                              ---------------   ---------------

ASSETS

   CURRENT ASSETS - Cash                      $           88    $          113
                                              ---------------   ---------------

PROPERTY
   Mining claims                                       2,000            10,000
                                              ---------------   ---------------

                       TOTAL ASSETS           $        2,088    $       10,113
                                              ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT  LIABILITIES
   Accounts payable                           $        5,189     $       7,073
   Accrued interest                                    2,580
   Loans from a related party                         43,100            28,400
                                              ---------------   ---------------

               Total current liabilities              50,869            35,473
                                              ---------------   ---------------

STOCKHOLDERS' EQUITY
   Preferred stock;  $.10  par  value;  1,000,000
     shares authorized; no shares outstanding
   Common stock; $.10 par value;
      29,000,000  shares authorized;
      9,569,140 shares issued
      and outstanding                                956,914           956,914
   Discount on common stock                         (280,118)         (280,118)
   Accumulated deficit                              (725,577)         (702,156)
                                              ---------------   ---------------

              Total stockholders' equity             (48,781)          (25,360)
                                              ---------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $        2,088    $       10,113
                                              ===============   ===============










The accompanying notes are an integral part of these financial statements.

PRINCETON MINING COMPANY       Statement of Operations for the  Three  and  Nine
(UNAUDITED)                    Month Periods Ended September 30, 2000  and  1999
-----------                    -------------------------------------------------


                             September 30, 2000          September 30, 1999
                         --------------------------  --------------------------
                            Three          Nine         Three          Nine
                            Months        Months        Months        Months
                         ------------  ------------  ------------  ------------

   REVENUES              $       -0-   $       -0-   $       -0-   $        -0-
                         ------------  ------------  ------------  ------------

OPERATING  EXPENSES
  Accounting and
    professional              2,179          8,867           114           114
  Office                        978          3,964         1,024         4,559
  Taxes and licenses                            10                          10
  Loss on abandoned
     mining property          8,000          8,000
                         ------------  ------------  ------------  ------------
Total Operating Expenses     11,157         20,841         1,138         4,683
                         ------------  ------------  ------------  ------------

LOSS FROM OPERATIONS        (11,157)       (20,841)       (1,138)       (4,683)
                         ------------  ------------  ------------  ------------

OTHER  EXPENSE
  Interest                      994          2,580           533         1,452
                         ------------  ------------  ------------  ------------

LOSS BEFORE INCOME TAXES    (12,151)      (23,421)        (1,671)       (6,135)

INCOME TAXES                     -0-           -0-            -0-           -0-
                         ------------  ------------  ------------  ------------

NET LOSS                 $   (12,151)  $   (23,421)  $    (1,671)  $    (6,135)
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
                         ============  ============  ============  ============









The accompanying notes are an integral part of these financial statements.

PRINCETON  MINING  COMPANY           Statements of Cash Flows for the Nine Month
(UNAUDITED)                      Periods  Ended  September  30,  2000  and  1999
-----------                -----------------------------------------------------



                                               September 30,       December 31,
                                                   2000               1999
                                              ---------------   ---------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES
  Net Loss                                    $      (23,421)   $      (6,135)
  Add item not requiring the use of cash:
     Loss on abandoned mining property                 8,000
  Decrease in accounts payable                        (1,884)         (17,552)
  Increase in accrued interest                         2,580           23,700
                                              ---------------   ---------------
Net cash flows provided (used)
by operating activities                              (14,725)               13
                                              ---------------   ---------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES
  Increase in related party loans                    14,700
                                              --------------
Net cash flows provided by
  operating activities                               14,700
                                              --------------

NET INCREASE (DECREASE) IN CASH                          (25)               13

CASH AT BEGINNING OF PERIOD                              113                72
                                              ---------------   ---------------

CASH AT END OF PERIOD                         $           88    $           85
                                            =================   ===============

























The accompanying notes are an integral part of these financial statements.


PRINCETON  MINING  COMPANY
(UNAUDITED)                                        Notes to Financial Statements
---------------------------                        -----------------------------


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












































ITEM  2     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION  AND  RESULTS  OF  OPERATIONS


The Company currently maintains two unpatented mining claims east of Mullan, Idaho, in the Coeur d'Alene Mining District, Shoshone County, Idaho. As of
September 30, 2000, current liabilities exceeded current assets by $50,781 and there was a stockholders' deficit of $48,781.

During the quarter ended September 30, 2000, the Company had a net operating loss of $12,151, which was primarily due to a loss of $8,000 recognized on the abandonment of eight mining claims, and normal operating expenses.

During the nine month period ended September 30, 2000, the Company incurred a net loss of $23,421. The net loss for the nine month period was principally due to the loss on the abandonment of eight mining claims, accrued interest of $2,580 and accounting and professional expenses of $8,867.

The  December  31,  1999 audited balance sheet contains a going concern opinion.


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

November 15, 2000                              November 15, 2000
_______________________________               __________________________
      Date                                               Date



































