Form 10-K
period 2000-12-31
PRINCETON MINING CO
filed 2001-03-14
CIK 80327

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark  One)
(X)    ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES  EXCHANGE
       ACT  OF  1934     For  the  year  ended  December  31,  2000

(  )   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT  OF  1934  (NO  FEE  REQUIRED)  For  the  transition  period

        Commission  File  Number   001-04026

                            PRINCETON MINING COMPANY
             (Exact name of registrant as specified in its charter)

                 IDAHO                                       82-600872
(State of Incorporation or Organization)            (IRS  Employer  ID  Number)

                     413 CEDAR STREET, WALLACE, IDAHO  83873
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section `3 or `5(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements  for  the  past  90  days.    (X)  YES   ( ) NO

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K. (X)

The aggregate market value based on the average bid and asked prices of the registrant's Common Stock held by non-affiliates of the registrant at February 26, 2001, was approximately $345,972. As of February 26, 2001, there were 9,569,140 shares of the registrant's common stock outstanding. There were no shares of the registrant's preferred stock outstanding.

                                TABLE OF CONTENTS

                                        PAGE
                                     PART I

Item  1.   Business                                                           3

Item  2.   Properties                                                         3

Item  3.   Legal  Proceedings                                                 3

Item  4.   Submission of Matters to a Vote of Security Members                3

                                     PART II

Item  5.   Market  for  Registrant's  Common  Equity  and  Related
              Stockholder  Matters                                            5

Item  6.   Selected  Financial  Data                                        4-5

Item  7.   Management's  Discussion  and  Analysis  of  Financial
              Condition  and  Results  of  Operations                         5

Item  8.   Financial  Statements                                           7-17

Item  9.   Changes  in  and  Disagreements  with  Accountants               5-6

                                    PART III

Item  10.  Directors  and  Executive Officers of the Registrant           18-19

Item  11.  Executive  Compensation               19

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management
19

Item  13.  Certain  Relationships  and  Related  Transactions                19

                                     PART IV

Item  14.  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                          19-20

Signature  Page

Exhibit  Index

                            PRINCETON MINING COMPANY
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2000



                                     PART I


Item  1  -  BUSINESS

Princeton Mining Company (the "Company") was incorporated under the laws of Idaho in September 1950. The Company is the owner of an interest in two unpatented mining claims situated east of the village of Mullan in the Coeur d' Alene Mining District, Shoshone County, Idaho.

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

None

Item  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There  were  no  shareholders'  meetings  during  2000.

                            PRINCETON MINING COMPANY
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                     PART II

Item  5  -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
            STOCKHOLDER  MATTERS

(a) The market price ranges of the Company's common stock during each quarter of the years 2000 and 1999 were as follows:

                                       2000                      1999
                             ------------------------  ------------------------
                                High          Low          High          Low
                                ----          ---          ----          ---
                 1st Quarter     .12          .06          .01          .01
                 2nd Quarter     .10          .07          .01          .01
                 3rd Quarter     .50          .08          .05          .01
                 4th Quarter     .50          .22          .08          .05

(b)     Approximate  Number  of  Equity  Security  Holders.
        ---------------------------------------------------

Title  Class (1)                      Number of Record Holders December 31, 2000
------------                          ------------------------------------------
Common stock,
par value                                    Approximately  1,350 (1)
10 cents
per  share

(1) Included in the number of shareholders of record are shares held in "nominee" or "street" name.

(c)  No  dividends  were  paid  by  the  Company  in  2000  or  1999.

Item  6  -  SELECTED  FINANCIAL  DATA

The following data should be read in conjunction with the Company's financial statements and the notes thereto:

Selected  Income  Statement  Data:

                                       Year Ended December 31,
                                       -----------------------
                         1996        1997        1998        1999        2000
                      ----------  ----------  ----------  ----------  ----------
Net Revenues          $      -0-  $      -0-  $      -0-  $      -0-  $      -0-
Net income (loss)       (34,578)   (317,839)    (13,271)    (27,390)    (31,848)
Per share                 (.004)      (.033)      (.001)     (.0029)       (NIL)
Cash dividends
  per  share                 -0-         -0-         -0-         -0-         -0-

                            PRINCETON MINING COMPANY
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2000

Item  6  -  SELECTED  FINANCIAL  DATA  (CONTINUED)

The following data should be read in conjunction with the Company's financial statements and the notes thereto:

Selected  Balance  Sheet  Data:

                                       Year Ended December 31,
                                       -----------------------
                         1996        1997        1998        1999        2000
                      ----------  ----------  ----------  ----------  ----------
Current Assets        $     108   $     110   $      72   $     113   $     155
Current Liabilities     296,386      10,372      23,605      35,473      56,880
Working Capital        (296,278)    (10,262)    (23,533)    (35,360)    (56,725)
Total Assets            300,796      25,110      25,022      10,113       2,155
Long-term debt               -0-         -0-         -0-         -0-         -0-
Stockholders' Equity      4,410      14,738       1,467     (25,360)    (54,725)

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company incurred a net loss of $31,848 in 2000 compared to a net loss of $27,390 for 1999. A large portion of the loss for 2000 was attributed to a write down of $8,000 for the impaired value of the Company's unpatented mining claims, and $3,606 for interest expense.

The Company has two unpatented mining claims which have been adjusted to a value of $2,000. The only other asset is a cash balance of $155. Total current liabilities totaled $56,880 as of December 31, 2000. Thus, there is a negative working capital balance of $56,725.

Item  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The  company's  financial  statements  appear  following  Part II of the report.

Item  9  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

On January 3, 2001, the Board of Directors of Princeton Mining Company (the "Company") engaged DeCoria, Maichel, & Teague P.S. to serve as the Company's independent accountants for the fiscal year ending December 31, 2000. Concurrently, the Board of Directors dismissed Williams and Webster, P.S., the Company's previous independent accountants.

                            PRINCETON MINING COMPANY
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2000

Item  9  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  (CONTINUED)

The engagement of DeCoria, Maichel, & Teague P.S. and the dismissal of Williams and Webster, P.S. were pursuant to a resolution approved and passed by the Company's Board of Directors. During the fiscal year ended December 31, 1999, and the subsequent interim periods preceding the dismissal, (i) there were no disagreements with Williams and Webster, P.S. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to its satisfaction would have caused it to make reference in connection with its report to the subject matter of the disagreement, and Williams and Webster, P.S. have not advised the Company of any reportable events as defined in paragraph (*A) through (D) of Regulation S-K Item 304 (a)(1)(v).

The Accountants' report of Williams and Webster, P.S. as of and for the year ended December 31, 1999, did not contain any adverse opinion or disclaimer of opinion, but was qualified as to the uncertainty of the Company's ability to continue as a going concern.

                           PRINCETON  MINING  COMPANY
                             December  31,  2000
                            Financial  Statements

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

Board  of  Directors
Princeton  Mining  Company
Wallace,  Idaho

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Princeton Mining Company as of December 31, 2000, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Princeton Mining Company as of December 31, 1999 were audited by other auditors whose report dated February 29, 2000, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton Mining Company as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ DeCoria,  Maichel  &  Teague  P.S.



Spokane,  Washington
February  1,  2001

                            Princeton Mining Company
                                TABLE OF CONTENTS


                                                                            Page

Balance  Sheets,  December  31,  2000  and  1999                               1

Statements  of  Operations  for the years ended December 31, 2000 and 1999     2

Statements  of  Changes  in  Stockholders'  Deficit
for  the  years  ended  December  31,  2000  and  1999                         3

Statements  of  Cash  Flows for the years ended December 31, 2000 and 1999     4

Notes  to  Financial  Statements                                             5-8

Princeton  Mining  Company
BALANCE  SHEETS
December  31,  2000  and  1999




                                                2000             1999
                                           ---------------  ---------------
                                   ASSETS

Current  assets:
     Cash                                  $          155   $          113
                                           ---------------  ---------------

            Total  current  assets                    155              113
                                           ---------------  ---------------

Fixed  assets:
     Mineral  properties                            2,000           10,000
                                           ---------------  ---------------

Total  assets                              $        2,155   $       10,113
                                           ===============  ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current  liabilities:
     Accounts  payable                     $        3,774   $        5,052
     Advances payable to related party             49,500           28,400
     Accrued interest on advances payable           3,606            2,021
                                           ---------------  ---------------

             Total  current  liabilities           56,880           35,473
                                           ---------------  ---------------

Stockholders'  deficit:
     Preferred  stock,  $0.10  par  value;
        1,000,000  shares  authorized;  no
        shares  issued  and  outstanding
     Common  stock,  $0.10  par  value;
        29,000,000 shares authorized;
        9,569,140 shares issued and
        outstanding                               956,914          956,914
     Common  stock  discount                     (277,635)        (280,118)
     Accumulated  deficit                        (734,004)        (702,156)
                                           ---------------  ---------------

              Total stockholders' deficit         (54,725)         (25,360)
                                           ---------------  ---------------

Total liabilities and stockholders'
   deficit                                 $        2,155   $       10,113
                                           ===============  ===============




   The accompanying notes are an integral part of these financial statements.

Princeton  Mining  Company
STATEMENTS  OF  OPERATIONS
For  the  years  ended  December  31,  2000  and  1999




                                                2000             1999
                                           ---------------  ---------------
Operating  expenses:

Mineral property maintenance expenses      $          750   $        1,047
General and administrative expenses                19,492            9,322
                                           ---------------  ---------------
                                                   20,242           10,369

Other  expenses:

Interest  expense                                   3,606            2,021
Write-down  of  mineral  properties                 8,000           15,000
                                           ---------------  ---------------
                                                   11,606           17,021
                                           ---------------  ---------------
Net  loss                                  $      (31,848)  $      (27,390)
                                           ===============  ===============


Net  loss  per  share-basic                $          Nil   $          Nil
                                           ===============  ===============


Weighted  average  common
shares  outstanding-basic                       9,569,140        9,569,140
                                           ===============  ===============
























   The accompanying notes are an integral part of these financial statements.

Princeton  Mining  Company
STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  DEFICIT
For  the  years  ended  December  31,  2000  and  1999

                                               COMMON
                         COMMON  STOCK         STOCK       ACCUMULATED
                       SHARES      AMOUNT      DISCOUNT      DEFICIT      TOTALS
                    -----------  -----------  -----------  -----------  -----------
Balance,
December 31, 1998     9,569,140  $  956,914   $ (280,681)  $  (674,766)  $   1,467

Contribution
  of capital                                         563                       563

Net  loss                                                      (27,390)    (27,390)
                    -----------  -----------  -----------  -----------  -----------
Balance,
December 31, 1999     9,569,140     956,914     (280,118)    (702,156)     (25,360)

Contribution  of capital                             483                       483

Common stock
  warrants issued
  for consulting
  services                                         2,000                     2,000

Net  loss                                                      (31,848)    (31,848)
                    -----------  -----------  -----------  -----------  -----------

Balance,
December 31, 2000     9,569,140  $  956,914   $ (277,635)  $ (734,004)  $  (54,725)
                    ===========  ===========  ===========  ===========  ===========
























   The accompanying notes are an integral part of these financial statements.

Princeton  Mining  Company
STATEMENTS  OF  CASH  FLOWS
For  the  years  ended  December  31,  2000  and  1999


                                                2000             1999
                                           ---------------  ---------------

Cash  flows  from  operating  activities:
  Net  loss                                $      (31,848)  $      (27,390)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Write-down of mineral properties              8,000           15,000
      Common stock warrants issued for
      consulting  services                                           2,000

  Change  in:
     Accounts payable                              (1,278)
     Accrued interest on advances payable           1,585            1,268
                                           ---------------  ---------------
Net  cash  used  by  operating  activities        (21,541)         (11,122)
                                           ---------------  ---------------

Cash flows from financing  activities:
   Advances  from  related  party                  21,100           10,600
   Contribution  of  capital                          483              563
                                           ---------------  ---------------

Net cash provided by financing activities          21,583           11,163
                                           ---------------  ---------------

Net  change  in  cash                                  42               41
Cash,  beginning  of  year                            113               72
                                           ---------------  ---------------
Cash,  end  of  year                       $          155   $          113
                                           ===============  ===============

Supplemental disclosure of cash flow information:

   Cash paid during the year for interest  $        2,021   $        1,905
                                           ===============  ===============


















   The accompanying notes are an integral part of these financial statements.

PRINCETON  MINING  COMPANY
NOTES  TO  FINANCIAL  STATEMENTS

1.       DESCRIPTION  OF  BUSINESS

Princeton Mining Company (the "Company") is an Idaho Corporation that was incorporated on September 29, 1950. The Company was organized to explore for, acquire and develop mineral properties in the State of Idaho and the Inland Northwest.

Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

The Company has incurred operating losses since its inception. The Company has no recurring source of revenue and has an accumulated deficit and negative working capital. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

2.       SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Use  of  estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income  taxes

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has not recorded an income tax provision as it has no taxable income. The Company has no net operating loss carryforwards for income tax purposes and accounts for its operating expenses as capitalized deferred development costs on its income tax returns. At December 31, 2000 and 1999, the Company had no deferred tax assets or liabilities.

Stock-based  compensation

Stock-based compensation is accounted for under Statement of Financial Accounting Standards No. 123, ("FASB 123") "Accounting for Stock-Based Compensation," which permits continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation cost represents the fair value of the Company's common stock at the issue date. The Company has accounted for stock purchase warrants issued to a non-employee consultant (See
Note 5) in accordance with FASB 123 and recorded compensation expense based upon the fair value of the consulting services provided, as the fair value of the services was more determinable than the fair value of the warrants issued.

Reclassification

Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications have no effect on total assets or stockholders' deficit as reported.

PRINCETON  MINING  COMPANY
NOTES  TO  FINANCIAL  STATEMENTS,  CONTINUED:


2.       SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (continued)

Net  loss  per  share

Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The Company's outstanding stock warrants are antidilutive for the year ended December 31, 2000, and only basic EPS is presented. Accordingly, at December 31, 2000, outstanding warrants to purchase 1,200,000 shares of the Company's common stock were not included in the computation of EPS.

Impaired  asset  policy

The Company reviews its long-lived assets periodically to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

New  accounting  pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. The Company anticipates that the adoption of this Statement will not have a material effect on its financial statements.

Fair  values  of  financial  instruments

The carrying amounts of financial instruments including cash, accounts payable, and advances payable and accrued interest thereon to a related party, approximated their fair values as of December 31, 2000 and 1999.

3.     MINERAL  PROPERTIES

At December 31, 2000, the Company's mineral properties consisted of two unpatented lode claims, the "Cabin" and the "Princess Fraction," located in the Coeur d' Alene Mining District in Shoshone County, Idaho. At present, no proven or probable reserves have been established at any of the Company's mineral properties.

The Company and its properties are subject to a variety of federal and state regulations governing land use and environmental matters. The Company's management believes it is in substantial compliance with all such regulations and is unaware of any pending action or proceeding that would adversely affect the Company.

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for fiscal years

PRINCETON  MINING  COMPANY
NOTES  TO  FINANCIAL  STATEMENTS,  CONTINUED:

3.     MINERAL  PROPERTIES (CONTINUED)

beginning after December 15, 1995. The Statement requires that long-lived assets and associated intangibles be written down to their fair values whenever an impairment review indicates that the carrying value cannot be recovered. During 1999, the Company wrote down the carrying value of its mineral properties by $15,000 in recognition of an impairment of the carrying value of the properties. The adjustment reflected management's estimated fair value of $1,000 per claim for each of the Company's ten unpatented lode claims held at December 31, 1999. During 2000, the Company abandoned eight of its ten unpatented lode claims and, as a result of the abandonment, wrote down the carrying value of its mineral properties by $8,000.

4.     ADVANCES  FROM  RELATED  PARTY

During recent years, the Company has funded its operations from advances provided by H. F. Magnuson, the beneficial owner of a significant interest in the Company's common stock and a related party (See Note 6). The advances are unsecured, payable on demand and accrue interest at 9% per year. During the years ended December 31, 2000 and 1999, the Company accrued interest expense of $3,606 and $2,021 on the advances, respectively.

5.     STOCKHOLDERS'  DEFICIT

Common  stock  discount

Prior to December 31, 1998, the Company issued restricted common stock in exchange for services provided and the extinguishment of advances due related parties. During the issue of these shares the par value of the Company's common stock exceeded its market value. Accordingly, the Company recorded a discount on common stock of $280,681 representing the aggregate effect of the issue.

During the years ended December 31, 2000 and 1999, a consultant for the Company paid $483 and $563, respectively, of corporate administrative expenses on behalf of the Company and relinquished the opportunity for repayment. The transactions were accounted for as additional paid-in capital and combined with "Common stock discount" in the stockholders' deficit section of the Company's balance sheets.

Common  stock  warrants

During 2000, the Company issued warrants to purchase 1,200,000 shares of the Company's unregistered common stock at $0.01 per share to a consultant as compensation for services associated with listing the Company's stock quotations on the Over the Counter Bulletin Board. The warrants expire in December of 2005. In connection with the issue, the Company recognized $2,000 of compensation expense based upon the fair value of the services provided.

6.     RELATED  PARTY  TRANSACTIONS

The Company occupies office space provided by H. F. Magnuson & Company, a company controlled by H. F. Magnuson (See Note 4). The Company pays no rent for the space it occupies and the value of the space is not considered material for financial reporting purposes. During the years ended December 31, 2000 and 1999, administrative and mineral property maintenance expenses totaling $8,982 and $8,078, respectively, were accrued or paid to H. F. Magnuson & Company. At December 31, 2000 and 1999, the Company had accounts payable due H. F. Magnuson & Company of $3,774 and $4,752, respectively.

                            PRINCETON MINING COMPANY
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                    PART III


Item  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT


Name of Executive Officers and          Principle Occupation, Five-Year
Directors and Positions Held       Age  Business History and Directorships
---------------------------------  ---  ----------------------------------------
H.  James  Magnuson,                47  Attorney at Law for more than the past
President  and  Director                five years.

R.  M.  MacPhee,                    70  Certified Public Accountant for more
Director                                than five years. Director of Western
                                        Silver-Lead  Corporation.

Donald  H.  Grismer,                69  Employed in mining for more that the
Director                                past  five  years.

Dale  B.  Lavigne,                  70  President, Osburn Drug Company, Director
Vice-President  and  Director           Western  Silver-Lead  Company.

Dennis  O'Brien,                    39  Certified  Public  Accountant
Secretary  and  Director

Mark  W.  Absec,                    43  Certified  Public  Accountant
Assistant  Secretary-Treasurer


The bylaws of the Company provided that the Directors serve until the next annual meeting of shareholders or until their respective successors have been duly elected and qualified. The bylaws also provide that the officers serve at the discretion of the Board of Directors.

                            PRINCETON MINING COMPANY
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2000

Item  11  -  EXECUTIVE  COMPENSATION

None

Item  12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The  Magnuson  Children's  Trusts  own  6,423,940  shares  of common stock.

Item  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     A beneficial shareholder of the Company, H.F. Magnuson, has advanced cash to the Company totaling $49,500 as of December 31, 2000.

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

                            Princeton Mining Company
                            ------------------------
                                  (Registrant)

     /S/ H. James Magnuson                 /S/ Dennis O'Brien
     ----------------------------          --------------------------------
     H.  James  Magnuson                   Dennis  O'Brien
     President  and  Director              Secretary  and  Director

Date:  March 14, 2001                      Date: March 14, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.


     /S/ H. James Magnuson                 /S/ Dennis O'Brien
     ----------------------------          --------------------------------
     H.  James  Magnuson                   Dennis  O'Brien
     President  and  Director              Secretary  and  Director

Date:  March 14, 2001                      Date: March 14, 2001