Form 10-Q
period 2001-03-31
PRINCETON MINING CO
filed 2001-05-15
CIK 80327

UNITED STATES
                        SECURTIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

     For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

     For the transition period from _____________ to _____________


                         Commission file number: 1-3323


                            PRINCETON MINING COMPANY
             (Exact name of registrant as specified in its charter)

           Idaho                                                 82-6008727
(State or other jurisdiction                                    (IRS Employer
     of incorporation)                                       Identification No.)


                     413 CEDAR STREET, WALLACE, IDAHO, 83873
                    (Address of principal executive offices)


                                 (208) 752-1131
              (Registrant's telephone number, including area code)


  COMMON STOCK                                 THE OTC - BULLETIN BOARD
Title of each class                    Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At March 31, 2001, 9,569,140 shares of the registrant's $0.10 par value common stock were outstanding.

                            PRINCETON MINING COMPANY

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1: Financial Statements................................................ 1

Item 2: Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................. 5


PART II - OTHER INFORMATION

Item 1: Legal Proceedings................................................... 6

Item 2: Changes in Securities............................................... 6

Item 3: Defaults among Senior Securities.................................... 6

Item 4: Submission of Matters to a Vote of Security Holders................. 6

Item 5: Other Information................................................... 6

Item 6: Exhibits and Reports on Form 8-K.................................... 6

SIGNATURES

                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRINCETON MINING COMPANY
BALANCE SHEETS

                                                         MARCH 31,  DECEMBER 31,
                                                           2001         2000
                                                         ---------   ---------
                                                        (UNAUDITED)
ASSETS

Current assets:
  Cash                                                   $     102   $     155
                                                         ---------   ---------
          Total current assets                                 102         155
                                                         ---------   ---------
Fixed assets:
  Mineral properties                                         2,000       2,000
                                                         ---------   ---------

          Total assets                                   $   2,102   $   2,155
                                                         =========   =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                   $   3,774
  Advances payable to related party                      $  61,500      49,500
  Accrued interest on advances payable                                   3,606
                                                         ---------   ---------
          Total current liabilities                         61,500      56,880
                                                         ---------   ---------
Stockholders' deficit:
  Preferred stock, $0.10 par value; 1,000,000 shares
    authorized; no shares issued and outstanding
  Common stock, $0.10 par value; 29,000,000 shares
    authorized; 9,569,140 shares issued and outstanding    956,914     956,914
  Common stock discount                                   (277,635)   (277,635)
  Accumulated deficit                                     (738,677)   (734,004)
                                                         ---------   ---------
          Total stockholders' deficit                      (59,398)    (54,725)
                                                         ---------   ---------

          Total liabilities and stockholders' deficit    $   2,102   $   2,155
                                                         =========   =========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

PRINCETON MINING COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                                       MARCH 31,      MARCH 31,
                                                         2001           2000
                                                     -----------    -----------
Operating expenses:
  General and administrative expenses                $     4,673    $     5,926
                                                     -----------    -----------
                                                           4,673          5,926
Other expenses:
  Interest expense                                                          690
                                                     -----------    -----------
                                                                            690

Net loss                                             $    (4,673)   $    (6,616)
                                                     ===========    ===========

Net loss per share-basic                             $       Nil    $       Nil
                                                     ===========    ===========
Weighted average common
  shares outstanding-basic                             9,569,140      9,569,140
                                                     ===========    ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

PRINCETON MINING COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                      --------------------------
                                                        MARCH 31,    MARCH 31,
                                                          2001         2000
                                                        --------     --------
Cash flows from operating activities:
  Net loss                                              $ (4,673)    $ (6,616)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
  Accrued expenses                                                      2,711

  Change in:
  Accounts payable                                        (3,774)        (721)
  Accrued interest on advances payable                    (3,606)
                                                        --------     --------
     Net cash used by operating activities               (12,053)      (4,626)
                                                        --------     --------
Cash flows from financing activities:
  Advances from related party                             12,000        4,600
                                                        --------     --------
     Net cash provided by financing activities            12,000        4,600
                                                        --------     --------

Net change in cash                                           (53)         (26)
Cash, beginning of year                                      155          113
                                                        --------     --------

Cash, end of year                                       $    102     $     87
                                                        ========     ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest              $  3,606     $      0
                                                        ========     ========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

PRINCETON MINING COMPANY
NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. NATURE OF BUSINESS:

Princeton Mining Company (the "Company") is an Idaho Corporation that was incorporated on September 29, 1950. The Company was organized to explore for, acquire and develop mineral properties in the State of Idaho and the Inland Northwest. The Company has no recurring source of revenue, has incurred operating losses since inception and, at March 31, 2001, has a stockholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern as reported by the Company's independent auditors in its December 31, 2000 financial statements. The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

3. SUBSEQUENT EVENT:

During April of 2001, a major shareholder related to H. F. Magnuson, agreed to sell 6,250,000 shares of common stock (representing approximately 65% of the outstanding stock of the Company) to certain unrelated parties. In connection with the sale, H. F. Magnuson agreed to forgive and extinguish advances due him totaling $61,500. Warrants to purchase 1,200,000 shares of the Company's common stock that were held by a party not related to H. F. Magnuson were also cancelled in connection with the stock sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This report contains both historical and prospective statements concerning the Company and its operations. Prospective statements (known as "forward-looking statements") may or may not prove true with the passage of time because of future risks and uncertainties. The Company cannot predict what factors might cause actual results to differ materially from those indicated by prospective statements.

RESULTS OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2000

During the three-month periods ended March 31, 2001 and 2000, the Company generated no revenue.

For the three months ended March 31, 2001, the Company experienced a net loss of $4,673 compared to a net loss of $6,616 during the comparable period in the previous year. The decrease in net loss from 2000 to 2001 was principally due to management's reduction of general and administrative expenses. General and administrative expenses decreased to $4,673 for the three-month period ended March 31, 2001, compared to $5,926 for the three-month period ended March 31, 2000.

No interest expense was incurred during the three-month period ended March 31, 2001 compared to $690 of interest expense incurred during the three-month period ended March 31, 2000. The absence of interest expense during the first quarter of 2001 is due to H. F. Magnuson's waiver of any interest due him on financial advances made to the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2001, the Company used $12,053 of cash in its operating activities that primarily related to its net loss of $4,673 and the reduction of accrued interest and accounts payable. The Company's operations were funded during first quarter of 2001 through advances totaling $12,000 from H.F. Magnuson.

          [The balance of this page has been intentionally left blank.]

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The registrant has no outstanding senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

          [The balance of this page has been intentionally left blank.]

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PRINCETON MINING COMPANY

                                        By: /s/ H. James Magnuson
                                            ------------------------------------
                                            H. James Magnuson,
                                            its President
                                            Date: May 10, 2001


                                        By: /s/ Dennis O'Brien
                                            ------------------------------------
                                            Dennis O'Brien, its
                                            Principal Accounting Officer
                                            Date: May 10, 2001