Form 10QSB
period 2001-06-30
PRINCETON MINING CO
filed 2001-09-13
CIK 80327

FORM 10-QSB

                  U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


                   For Quarter Ended:        June 30, 2001


                   Commission File Number:       001-04026



                            PRINCETON MINING COMPANY
                            ------------------------
       (Exact name of small business issuer as specified in its charter)


     Idaho                                                      82-6008727
     -----                                                      ----------
  (State of Incorporation)                                (IRS Employer ID No)



              1111 South Main, Suite 127, Grapevine, TX 76051
              -----------------------------------------------
                  (Address of principal executive office)

                                  817-410-5762
                                  ------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No__X__.

The number of shares outstanding of registrant's common stock, par value $.10 per share, as of June 30, 2001 was 27,677,140 shares.

Transitional Small Business Disclosure Format (Check one):  Yes ___  No _X_

                     Princeton Mining Company and Subsidiary

                                      INDEX


                                                                                                          Page
                                                                                                          No.
Part I.       Financial Information (unaudited)

      Item 1. Consolidated Balance Sheet - June 30, 2001                                                   3

              Consolidated Statement of Operations -                                                       4
              Three and Six Months Ended June 30, 2001 and 2000

              Consolidated Statement of Stockholders' Equity -                                             5
              Six Months Ended June 30, 2001

              Consolidated Statements of Cash Flows -                                                      6
              Six Months Ended June 30, 2001 and 2000

              Notes to Consolidated Financial Statements -                                                7-9
              Six Months Ended June 30, 2001 and 2000

      Item 2. Managements Discussion and Analysis or Plan of Operation                                   10-11


Part II.      Other Information                                                                            12


Princeton Mining Company and Subsidiary
Consolidated Balance Sheet
June 30, 2001
(Unaudited)




Assets

Current assets
  Cash and cash equivalents                                                            $   19,148
                                                                                      ------------------
Total current assets                                                                       19,148

Mineral property                                                                            2,000
Real estate, net                                                                           45,972

                                                                                      ------------------
  Total assets                                                                         $   67,120
                                                                                      ==================



Liabilities and Stockholder's Equity

Current liabilities
 Note payable                                                                          $   35,988
 Due to related party                                                                       1,482
                                                                                      ------------------
Total current liabilities                                                                  37,470


Stockholder's equity
  Preferred stock, $.10 par value.  Authorized 1,000,000 shares;                                -
    no shares issued and outstanding.
  Common stock, $.10 par value.  Authorized 29,000,000 shares;                          2,767,714
   issued and outstanding 27,677,140 shares
  Common stock discount                                                                (2,735,464)
  Retained earnings (deficit)                                                              (2,600)
                                                                                      ------------------
Total stockholder's equity                                                                 29,650
                                                                                      ------------------
                                                                                       $   67,120
                                                                                      ==================

See accompanying notes to financial statements.

Princeton Mining Company and Subsidiary Consolidated Statement of Operations Three and six months ended June 30, 2001 and 2000 (Unaudited)




                                                Three Months       Three Months        Six Months        Six Months
                                                    Ended               Ended              Ended             Ended
                                                   June 30,           June 30,           June 30,          June 30,
                                                     2001               2000               2001              2000

Sales and revenues                              $    1,215         $        -          $   1,215         $       -
Cost of operations                                   2,973                  -              2,973                 -
                                               -----------------  ------------------  ----------------  ----------------
Gross profit                                        (1,758)                 -             (1,758)                -

Other expense
  General and administrative expense                    58                  -                 58                 -
  Interest expense                                     784                  -                784                 -
                                               -----------------  ------------------  ----------------  ----------------
                                                       842                  -                842                 -
                                               -----------------  ------------------  ----------------  ----------------
Earnings (loss) before income taxes                 (2,600)                 -             (2,600)                -
Income taxes                                             -                  -                  -                 -
                                               -----------------  ------------------  ----------------  ----------------
Net earnings (loss)                                 (2,600)                 -             (2,600)                -
                                               =================  ==================  ================  ================

Net earnings (loss) per share                   $       (0)        $        -          $      (0)        $       -
                                               =================  ==================  ================  ================

Weighted Average Shares Outstanding                  25,105,609          18,000,000        21,565,140        18,000,000
                                               =================  ==================  ================  ================


See accompanying notes to financial statements.

Princeton Mining Company and Subsidiary

Consolidated Statement of Stockholder's Equity
Six months ended June 30, 2001
(Unaudited)




                                                                                               Retained
                                                Common Stock              Common stock         Earnings
                                          Shares        Par Value           Discount           (Deficit)           Total
                                          ------        ---------           --------            -------            -----
Inception, March 30, 2001                 18,000,000   $1,800,000         $(1,790,000)        $        -         $  10,000

Acquire Princeton Mining                   9,569,140      956,914            (954,914)                               2,000
  Company
Issue common stock for cash                  108,000       10,800               9,450                               20,250
Net income (loss)                                                                                 (2,600)           (2,600)
                                      --------------- ------------------ ------------------- ------------------ -----------------
Balance, June 30, 2001                    27,677,140   $2,767,714         $(2,735,464)        $   (2,600)        $  29,650
                                      =============== ================== =================== ================== =================


See accompanying notes to financial statements.

Princeton Mining Company and Subsidiary

Consolidated Statement of Cash Flows Six months ended June 30, 2001 and 2000 (Unaudited)


                                                                                   Six Months       Six Months
                                                                                     Ended            Ended
                                                                                    June 30,         June 30,
                                                                                      2001             2000

Cash flows from operating activities
Net earnings (loss)                                                               $ (2,600)        $      -
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Depreciation                                                                         422                -

                                                                                 ---------------  ---------------
Net cash provided by (used in) operating activities                                 (2,178)               -
                                                                                 ---------------  ---------------

Cash flows provided by (used in) investing activities

                                                                                         -                -
                                                                                 ---------------  ---------------
Net cash provided by (used in) investing activities                                      -                -
                                                                                 ---------------  ---------------

Cash flows provided by (used in) financing activities
Common stock issued for cash                                                        20,250
Loans from related party                                                             1,482
Repayment of note payable                                                             (406)
                                                                                         -                -
                                                                                 ---------------  ---------------
Net cash provided by (used in) financing activities                                 21,326                -
                                                                                 ---------------  ---------------
Net increase (decrease) in cash and cash equivalents                                19,148                -
Cash and cash equivalents, beginning of period                                           -                -
                                                                                 ---------------  ---------------
Cash and cash equivalents, end of period                                          $ 19,148         $      -
                                                                                 ===============  ===============


Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:
  Interest                                                                        $    784         $    -
  Income taxes                                                                    $    -           $    -


See accompanying notes to consolidated financial statements.

Princeton Mining Company and Subsidiary
Notes to Consolidated Financial Statements
Six months ended June 30, 2001 and 2000
(Unaudited)


   A. Summary of Significant Accounting Policies

      (1)Principles of Consolidation - The consolidated financial statements include the accounts of Princeton Mining Company ("Princeton") and its wholly owned subsidiary, Brittany Enterprises, Inc. ("Brittany") (collectively the "Company"). All material intercompany accounts and transactions have been eliminated.

      (2)Organization - Princeton was organized in September 1950, under the laws of the State of Idaho. On April 24, 2001, Princeton acquired Brittany, a Nevada corporation organized on October 29, 1998. For accounting purposes, the acquisition has been treated as the acquisition of Brittany by Princeton with Brittany as the purchaser (reverse acquisition). The historical financial statements prior to April 24, 2001 are those of Brittany. Brittany did not have operations until March 30, 2001, when it acquired two condominium units that it is leasing.

      (3)Nature of Business - Princeton is the owner of an interest in two unpatented mining claims situated east of the village of Mullan in the Coeur d'Alene Mining District, Shoshone County, Idaho. To the knowledge of the Company, no commercial ore deposit has been found as the result of any exploration work done to date on the Company's property. Consequently, there has been no production of ore from the property and the Company makes no claim to the existence of ore reserves in the property.

         Brittany is the owner of two condominium units that are located in Dallas, Texas which are currently under lease.

      (4)Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (5)Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      (6)Property and Equipment - Real estate is stated at cost and depreciated using the straight-line method over the estimated useful life of 27.5 years.

      (7)General - The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the period ended December 31, 2000, which is included in the Company's Form 10-KSB.


B.Acquisition

  On April 24, 2001, the Company issued 18,000,000 shares of its $.10 par value common stock to acquire Brittany Enterprises, Inc. The transaction was accounted for using the purchase method of accounting and has been treated as the acquisition of Brittany by Princeton with Brittany as the purchaser (reverse acquisition). The assets acquired, liabilities assumed and consideration to the seller is as follows:

                  Real estate                                                           $      46,394
                  Liabilities assumed                                                         (36,394)
                                                                                              --------
                    Common stock issued                                                 $      10,000
                                                                                              ========

C.Note payable

  The Company assumed a note payable as a part of the acquisition of Brittany, which is due on demand with monthly installments of $595, including interest at 10%.

D.Stockholder's Equity

  The Company has 1,000,000 shares of its $.10 par value preferred stock authorized and no shares issued or outstanding. The Company has 29,000,000 shares of its $.10 par value common stock authorized and currently has 27,677,140 shares issued and outstanding.

  Prior to December 31, 1998, the Company issued restricted common stock in exchange for services provided and the extinguishments of advances due related parties. The issue of these shares at its market value resulted in the shares being issued at less than their par value. Accordingly, the Company recorded a discount on common stock of $280,681, representing the aggregate difference between the par value of the common stock issued and the market value of services provided and debt extinguished. During 1999 and 2000, a consultant to the Company paid $1,046 in expenses on behalf of the Company and relinquished the opportunity for reimbursement. These amounts were treated as additional paid-in capital and recorded to reduce the common stock discount. In addition, during 2000, the Company issued warrants to purchase 1,200,000 shares of its common stock at $.01 per share to a consultant as compensation for services. The services were valued at $2,000 and this amount was also treated as additional paid-in capital and recorded to reduce the common stock discount. This warrant was cancelled on April 24, 2001 as a part of the acquisition transaction. The following schedule summarizes the activity in the discount on common stock account prior to the acquisition of Brittany by Princeton.


          Discount on common stock prior to December 31, 1998                     $   280,681
          Contribution to capital during 1999 and 2000                                 (1,046)
          Warrant issued                                                               (2,000)
                                                                                    ----------
            Balance before transaction on April 24, 2001                              277,635
          Advances from related party, reimbursement relinquished                     (61,500)
          Deficit in retained earnings recapitalized due to reverse acquisition       738,779
                                                                                    ----------
            Balance on acquisition                                                $   954,914
                                                                                    ==========


On April 24, 2001, the Company issued 18,000,000 shares of its common stock to acquire 100% of Brittany. For accounting purposes, the acquisition has been treated as the acquisition of Brittany by Princeton with Brittany as the purchaser (reverse acquisition). The value of the net assets of Brittany was $10,000, accordingly, the issue of 18,000,000 shares for $10,000 resulted in recording $1,800,000 in par value of common stock and $1,790,000 in common stock discount.

During May 2001, the Company sold 108,000 common stock and warrant units at a price of $.1875 each. Each unit consisted of one share of common stock and one Class "A" Warrant and one Class "B" Warrant. The Class "A" Warrant grants the holder the right to purchase said number of common shares for $1.00 per share and the Class "B" Warrant grants the holder the right to purchase said number of common shares for $1.75 per share. Both classes of warrants expire on May 3, 2004. The Company recorded $10,800 in par value of common stock and $9,450 as additional paid-in capital by reducing the common stock discount.

At June 30, 2001, 108,000 Class "A" Warrants and 108,000 Class "B" Warrants are outstanding and exercisable at $1.00 and $1.75 per share, respectively.

ITEM 2.        MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
               --------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION
            --------------------------------------------------------
     The following information and other sections of this quarterly report contain forward-looking statements that are based on current expectations, estimates, and projections about the markets and industries in which the Company operates, management's beliefs, and assumptions made by management. These forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("future factors") that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Future factors include risks associated with newly acquired businesses; increasing price and product/service competition by competitors; rapid technological developments and changes; the ability to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; reliance on large customers; technological, implementation and cost/financial risks in use of large, multi-year contracts; the cyclical nature of the markets served; the availability of financing, financial instruments and financial resources in the amount, at the times and on the terms required to support the Company's business. These are representative of the future factors that could affect the outcome of forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international conditions including interest rates, rates of inflation and currency exchange rate fluctuations and other future factors.

     On April 24, 2001, Princeton had a change in control and acquired a new subsidiary, Brittany Enterprises, Inc. The Company now owns two condominium units in Dallas, Texas, which are currently under lease. Projected revenues from the properties together with existing cash reserves should provide adequate cash flow to meet current obligations.

     The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that it has during the prior 12 month period timely filed all reports required under the Exchange Act).

     The Company is actively seeking to engage in a merger with or acquisition of an unidentified foreign or domestic private company that desires to become a reporting company whose securities have been registered under the Exchange Act.

     Management believes that there are perceived benefits to being a reporting company which may be attractive to foreign and domestic private companies.

     These benefits are commonly thought to include:

     (1) the ability to use securities to make acquisition of assets or businesses;
     (2) increased visibility in the financial community;
     (3) the facilitation of borrowing from financial institutions;
     (4) improved trading efficiency;
     (5) the potential for shareholder liquidity;

     (6) greater ease in subsequently raising capital;
     (7) compensation of key employees through options for stock for which there may be a public market;
     (8) enhanced corporate image; and
     (9) a presence in the United States capital market.

      A private company which may be interested in a business combination with the Company may include:

     (1) a company for which a primary purpose of becoming a reporting company is the use of its securities for the acquisition of assets or businesses;

     (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

     (3) a company which wishes to become a reporting company with less dilution of its common stock than would occur normally upon an underwriting;

     (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become a reporting company;

     (5) a foreign company which may wish an initial entry into the United States securities market;

     (6) a special situation company, such as a company seeking to satisfy redemption requirements under a qualified Employee Stock Option Plan; and

     (7) a company seeking one or more of the other benefits believed to attach to a reporting company.

Management is actively engaged in seeking a qualified private company as a candidate for a business combination. The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

As of the date hereof, management has not made any final decision concerning or entered into any agreements for a business combination. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

                           PART II - OTHER INFORMATION

         Item 1 and Items 3 through 5 of Part II have been omitted as not required, not significant, or because the information has been previously reported.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

               The Company sold unregistered securities as follows:

                1)During May 2001, the Company sold 108,000 common stock and warrant units at a price of $.1875 each. Each unit consisted of one share of common stock and one Class "A" Warrant and one Class "B" Warrant. The Class "A" Warrant grants the holder the right to purchase said number of common shares for $1.00 per share and the Class "B" Warrant grants the holder the right to purchase said number of common shares for $1.75 per share. Both classes of warrants expire on May 3, 2004.
                2)The shares were sold directly to sophisticated investors pursuant to subscription agreements. No commissions or discounts were paid.
                3)The shares were sold pursuant to an exemption from
                  registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               a) Exhibits - Not applicable
               b) Reports on Form 8-K - Form 8-K dated April 24, 2001 and filed
                  May 10, 2001 which reported a change in control of the Company and the acquisition of Brittany Enterprises, Inc. Financial statements were not included (Items 1,2,5 and 6 were reported); Form 8-K/A dated April 24, 2001 and filed September 6, 2001 which included the audited financial statements of Brittany Enterprises, Inc. and a pro forma balance sheet as of March 31, 2001 and pro forma statements of operations for the year ended December 31, 2000 and the three months ended March 31, 2001 (Items 2 and 7 were reported).



                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   PRINCETON MINING COMPANY



         Date:    September 11, 2001        By:    /s/ Randy Howell
                                                   ----------------
                                                   Randy Howell, President and
                                                   Principal Accounting Officer