Form 10QSB
period 2001-09-30
PRINCETON MINING CO
filed 2001-11-07
CIK 80327

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                      For Quarter Ended: September 30, 2001


                        Commission File Number: 001-04026



                            PRINCETON MINING COMPANY
        (Exact name of small business issuer as specified in its charter)


                           Idaho                   82-6008727
                  (State of Incorporation)     (IRS Employer ID No)



                 1111 South Main, Suite 127, Grapevine, TX 76051
                     (Address of principal executive office)

                                  817-410-5762
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes     No    X
                                                             ----     ----

The number of shares outstanding of registrant's common stock, par value $.10 per share, as of September 30, 2001 was 27,677,140 shares.

Transitional Small Business Disclosure Format (Check one):  Yes      No    X
                                                               -----     ----

                     Princeton Mining Company and Subsidiary

                                      INDEX

                                                                                                         Page
                                                                                                          No.
Part I.       Financial Information (unaudited)

       Item 1.Consolidated Balance Sheet - September 30, 2001                                              3

              Consolidated Statements of Operations -                                                      4
              Three and Nine Months Ended September 30, 2001 and 2000

              Consolidated Statement of Stockholders' Equity -                                             5
              Nine Months Ended September 30, 2001

              Consolidated Statements of Cash Flows -                                                      6
              Nine Months Ended September 30, 2001 and 2000

              Notes to Consolidated Financial Statements -                                                7-10
              Nine Months Ended September 30, 2001 and 2000

       Item 2.Managements Discussion and Analysis or Plan of Operation                                   11-13


Part II.      Other Information                                                                            14







Princeton Mining Company and Subsidiary
Consolidated Balance Sheet
September 30, 2001
(Unaudited)




Assets

Current assets
  Cash and cash equivalents                                                                          $ 13,787
                                                                                     -------------------------
Total current assets                                                                                   13,787

Mineral property                                                                                        2,000
Real estate, net                                                                                       45,551

                                                                                     -------------------------
  Total assets                                                                                       $ 61,338
                                                                                     =========================



Liabilities and Stockholder's Equity

Current liabilities
 Note payable                                                                                        $ 35,225
 Due to related party                                                                                   1,482
                                                                                     -------------------------
Total current liabilities                                                                              36,707


Stockholder's equity
  Preferred stock, $.10 par value.  Authorized 1,000,000 shares;                                            -
    no shares issued and outstanding.
  Common stock, $.10 par value.  Authorized 29,000,000 shares;                                      2,767,714
   issued and outstanding 27,677,140 shares
  Common stock discount                                                                           (2,735,464)
  Retained earnings (deficit)                                                                         (7,619)
                                                                                     -------------------------
Total stockholder's equity                                                                             24,631
                                                                                     -------------------------
                                                                                                     $ 61,338
                                                                                     =========================

See accompanying notes to financial statements.


Princeton Mining Company and Subsidiary
Consolidated Statements of Operations
Three and nine months ended September 30, 2001 and 2000
(Unaudited)

                                               Three Months            Three Months            Six Months            Six Months
                                                   Ended                   Ended                  Ended                 Ended
                                               September 30,           September 30,          September 30,         September 30,
                                                   2001                    2000                   2001                   2000

Sales and revenues                                 $ 1,789                   $    -              $ 3,004                  $   -
Cost of operations                                   1,459                        -                4,432                      -
                                          ---------------- ------------------------ --------------------  ---------------------
Gross profit                                           330                        -              (1,428)                      -

Other expense
  General and administrative expense                 4,302                        -                4,360                      -
  Interest expense                                   1,047                        -                1,831                      -
                                         ----------------- ------------------------ --------------------  ---------------------
                                                     5,349                        -                6,191                      -
                                         ----------------- ------------------------ --------------------  ---------------------
Loss before income taxes                           (5,019)                        -              (7,619)                      -
Income taxes                                             -                        -                    -                      -
                                         ----------------- ------------------------ --------------------  ---------------------
Net loss                                           (5,019)                        -              (7,619)                      -
                                         ================= ======================== ====================  =====================

Net loss per share, basic and diluted             $ (0.00)                    $   -             $ (0.00)                   $  -
                                         ================= ======================== ====================  =====================

Weighted Average Shares Outstanding             27,677,140               18,000,000           23,614,752             18,000,000
                                         ================= ======================== ====================  =====================


See accompanying notes to financial statements.

Princeton Mining Company and Subsidiary

Consolidated Statement of Stockholder's Equity
Nine months ended September 30, 2001
(Unaudited)

                                                                                                     Retained
                                                 Common Stock                  Common stock          Earnings
                                         Shares            Par Value             Discount            (Deficit)         Total
                                         ------            ---------             --------           ----------       -------
Inception, March 30, 2001             18,000,000           $ 1,800,000         $(1,790,000)              $  -        $ 10,000

Acquire Princeton Mining               9,569,140               956,914            (954,914)                 -           2,000
  Company
Issue common stock for cash              108,000                10,800                9,450                 -          20,250
Net loss                                      -                     -                    -             (7,619)         (7,619)
                               ----------------- --------------------- -------------------- -----------------  ---------------
Balance, September 30, 2001           27,677,140           $ 2,767,714         $(2,735,464)          $ (7,619)        $ 24,631
                               ================= ===================== ====================  ================= ===============



See accompanying notes to financial statements.

Princeton Mining Company and Subsidiary

Consolidated Statements of Cash Flows
Nine months ended September 30, 2001 and 2000
(Unaudited)

                                                                            Nine Months              Nine Months
                                                                               Ended                    Ended
                                                                           September 30,            September 30,
                                                                               2001                     2000
Cash flows used in operating activities
Net loss                                                                           $ (7,619)                    $   -
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation                                                                           843                        -

                                                                       ----------------------   ----------------------
Net cash used in operating activities                                                (6,776)                        -
                                                                       ----------------------   ----------------------


Cash flows provided by financing activities
Common stock issued for cash                                                          20,250                        -
Loans from related party                                                               1,482                        -
Repayment of note payable                                                            (1,169)                        -

                                                                       ----------------------   ----------------------
Net cash provided by financing activities                                             20,563                        -
                                                                       ----------------------   ----------------------
Net increase in cash and cash equivalents                                             13,787                        -
Cash and cash equivalents, beginning of period                                             -                        -
                                                                       ----------------------   ----------------------
Cash and cash equivalents, end of period                                            $ 13,787                    $   -
                                                                       ======================   ======================



Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:
  Interest                                                                           $ 1,831                     $  -
  Income taxes                                                                          $  -                     $  -

See accompanying notes to consolidated financial statements.

Princeton Mining Company and Subsidiary
Notes to Consolidated Financial Statements
Nine months ended September 30, 2001 and 2000
(Unaudited)


A.       Summary of Significant Accounting Policies

      (1) PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Princeton Mining Company ("Princeton") and its wholly owned subsidiary, Brittany Enterprises, Inc. ("Brittany") (collectively the "Company"). All material intercompany accounts and transactions have been eliminated.

      (2) ORGANIZATION - Princeton was organized in September 1950, under the laws of the State of Idaho. On April 24, 2001, Princeton acquired Brittany, a Nevada corporation organized on October 29, 1998. For accounting purposes, the acquisition has been treated as the acquisition of Brittany by Princeton with Brittany as the purchaser (reverse acquisition). The historical financial statements prior to April 24, 2001 are those of Brittany. Brittany did not have operations until March 30, 2001, when it acquired two condominium units that it is leasing.

      (3) NATURE OF BUSINESS - Princeton is the owner of an interest in two unpatented mining claims situated east of the village of Mullan in the Coeur d'Alene Mining District, Shoshone County, Idaho. To the knowledge of the Company, no commercial ore deposit has been found as the result of any exploration work done to date on the Company's property. Consequently, there has been no production of ore from the property and the Company makes no claim to the existence of ore reserves in the property.

              Brittany is the owner of two condominium units that are located in Dallas, Texas which are currently under lease.

      (4) USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (5) CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      (6) PROPERTY AND EQUIPMENT - Real estate is stated at cost and depreciated using the straight-line method over the estimated useful life of 27.5 years.

      (7) GENERAL - The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

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

      (8) RECENT ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board issued Statement of Financial
              Accounting Standards No. 141 (SFAS No. 141), "Business Combinations," and Statement of Financial Accounting
              Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 or for which the date of acquisition is July 1, 2001, or later. The Company will adopted this Statement on January 1, 2002 and does not expect any effect on the results of operations or financial position.

              SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The Company will adopted this Statement on January 1, 2002 and does not expect any effect on the results of operations or financial position.


B.       ACQUISITION

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

                  Real estate                               $      46,394
                  Liabilities assumed                             (36,394)
                                                            -------------
                    Common stock issued                     $      10,000
                                                            =============


C.       NOTE PAYABLE

         The Company assumed a note payable as a part of the acquisition of Brittany, which is due on demand with monthly installments of $595, including interest at 10%.


D.       STOCKHOLDER'S EQUITY

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

           Discount on common stock prior to December 31, 1998                               $   280,681
           Contribution to capital during 1999 and 2000                                           (1,046)
           Warrant issued                                                                         (2,000)
                                                                                             ------------
             Balance before transaction on April 24, 2001                                        277,635
           Advances from related party, reimbursement relinquished                               (61,500)
           Deficit in retained earnings recapitalized due to reverse acquisition                 738,779
                                                                                             -----------
             Balance on acquisition                                                          $   954,914
                                                                                             ===========

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

         At September 30, 2001, 108,000 Class "A" Warrants and 108,000 Class "B" Warrants are outstanding and exercisable at $1.00 and $1.75 per share, respectively.

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS OR PLAN OF OPERATION
         ------------------------------------------
         The following information and other sections of this quarterly report contain forward-looking statements that are based on current expectations, estimates, and projections about the markets and industries in which the Company operates, management's beliefs, and assumptions made by management. These forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("future factors") that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

         On April 24, 2001, Princeton had a change in control and acquired a new subsidiary, Brittany Enterprises, Inc. The Company now owns two condominium units in Dallas, Texas, which are currently under lease. Projected revenues from the properties together with existing cash reserves may not provide adequate cash flow to meet current obligations; accordingly, the Company may be required to attempt to raise additional capital through sale of common stock

         The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that it has during the prior 12 month period timely filed all reports required under the Exchange Act). The Company was late filing its Form 8-K regarding the audited financial statements of Brittany Enterprises, Inc. and was also late filing its Form 10-QSB for the quarter ended June 30, 2001, accordingly, these registration methods are not currently available to the Company.

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

                           PART II - OTHER INFORMATION

         Item 1 through 5 of Part II have been omitted as not required, not significant, or because the information has been previously reported.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - Not applicable
(b)      Reports on Form 8-K - Not applicable



                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized
 .

                            PRINCETON MINING COMPANY



         Date:    November 7, 2001          By:    /s/ Randy Howell
                                                   ---------------------------
                                                   Randy Howell, President and
                                                   Principal Accounting Officer