Form 10KSB
period 2001-12-31
PRINCETON MINING CO
filed 2002-04-16
CIK 80327

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2001

                        Commission File Number 001-04026

                            PRINCETON MINING COMPANY
                 (Name of small business issuer in its charter)

              IDAHO                                       82-6008727
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

         3801 William D. Tate Avenue, Suite 100, Grapevine, Texas 76051
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (817) 421-0057

         Securities registered pursuant to Section 12(b) of the Act:

          COMMON STOCK, $.10 PAR VALUE; PREFERRED STOCK, $.10 PAR VALUE
                            (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ] .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year - $4,966.

As of February 28, 2002, the registrant had outstanding 27,677,140 shares of its Common Stock, par value $.10, its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on February 28, 2002, was approximately $2,420,000 based on its closing price on the OTC: Bulletin Board on that date. (See Item 5).

               DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]; No [ X ].

                            PRINCETON MINING COMPANY

                                TABLE OF CONTENTS

                                   FORM 10-KSB

                                     Part I

Item 1            Description of Business
Item 2            Description of Property
Item 3            Legal Proceedings
Item 4            Submission of Matters to a Vote of Security Holders

                                     Part II

Item 5            Market for Common Equity and Related Stockholder Matters
Item 6            Management's Discussion and Analysis or Plan of Operation
Item 7            Financial Statements
Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    Part III

Item 9            Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Securities Exchange Act
Item 10           Executive Compensation
Item 11           Security Ownership of Certain Beneficial Owners and Management
Item 12           Certain Relationships and Related Transactions
Item 13           Exhibits and Reports on Form 8-K

ITEM 1            DESCRIPTION OF BUSINESS

(a)      Business Development

Princeton Mining Company ("Princeton") was incorporated under the laws of Idaho in September 1950. Princeton has one wholly owned subsidiary, Brittany Enterprises, Inc. ("Brittany"), which was incorporated under the laws of Nevada in October 1998, collectively (the "Company").

Princeton acquired Brittany on April 24, 2001. For accounting purposes, the acquisition has been treated as the acquisition of Brittany by Princeton with Brittany as the purchaser (reverse acquisition). The historical financial statements prior to April 24, 2001 are those of Brittany. Brittany did not have operations until March 30, 2001, when it acquired two condominium units that it is leasing.

(b)      Business of Issuer

Princeton was the owner of an interest in two unpatented mining claims situated east of the village of Mullan in the Coeur d' Alene Mining District, Shoshone County, Idaho. To the knowledge of the Company, no commercial ore deposit has been found as the result of any exploration work done to date on this property. Consequently, there has been no production of ore from the property and the Company makes no claim to the existence of ore reserves in the property. The Company has allowed the mining claims to lapse and does not anticipate having future operations in mining.

Brittany is the owner of two condominium units which are located in Dallas, Texas. Both units are currently under lease.

There are numerous Federal and state laws and regulation related to environmental protection, which have direct application to mining and milling activities. The more significant of these laws deal with mined land reclamation and wastewater discharge from mines and milling operations. The Company does not believe that these laws and regulations as presently enacted will have a direct material adverse effect on its operations, since its mining claims have lapsed with no commercial activity.

The Company does not currently have any employees.


ITEM 2   PROPERTIES

The Company owns two condominium units which are located in Dallas, Texas. Both units are currently under lease.

Until the mining claims lapsed, the Company had an interest in two unpatented mining claims as described in Item 1.

ITEM 3   LEGAL PROCEEDINGS

None.


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECUTIY HOLDERS

There were no shareholders' meetings during 2001.


                                     PART II

ITEM 5            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our $.10 par value common stock ("Common Stock") is traded in the over-the-counter market and is quoted on the NASD Over The Counter Bulletin Board ("OTCBB") under the symbol "PRNM." The following tables set forth the quarterly high and low daily bids of our Common Stock as reported by the OTCBB for the two years ended December 31, 2001. The bids represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                                           High             Low

2001
----
Fourth Quarter                                                         $     .75      $      .18
Third Quarter                                                          $     .80      $      .25
Second Quarter                                                         $     .80      $      .11
First Quarter                                                          $     .30      $      .10

2000
----
Fourth Quarter                                                         $     .50      $      .22
Third Quarter                                                          $     .50      $      .08
Second Quarter                                                         $     .10      $      .07
First Quarter                                                          $     .12      $      .06


The OTCBB is a quotation service sponsored by the NASD that displays real-time quotes and volume information in over-the-counter (OTC) equity securities. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. Stocks traded on the OTCBB may face a loss of market makers, lack of readily available bid and ask prices for its stock experience a greater spread between the bids and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding OTC securities. Both trading volume and the market value of our securities have been, and will continue to be, materially affected by the trading on the OTCBB.

Holders

At December 31, 2001 there were approximately 1,048 holders of record of the Company's Common Stock, including shares held in "nominee" or "street" name, an undetermined number of which represent more than one individual participant in securities positions with the Company.

Dividends

The Company has never paid cash dividends on its Common Stock, and intends to utilize current resources to expand its operations. Therefore, it is not anticipated that cash dividends will be paid on the Company's Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

During May 2001, the Company sold 108,000 common stock and warrant units at a price of $.1875 each. Each unit consisted of one share of common stock and one Class "A" Warrant and one Class "B" Warrant. The Class "A" Warrant grants the holder the right to purchase said number of common shares for $1.00 per share and the Class "B" Warrant grants the holder the right to purchase said number of common shares for $1.75 per share. Both classes of warrants expire on May 3, 2004. The shares were sold directly to sophisticated investors pursuant to subscription agreements. No commissions or discounts were paid. The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.


ITEM 6            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: changes in the economy or in specific customer industry sectors; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product and labor; changes in operating expenses; the effect of price increases or decreases; the variability and timing of business opportunities including acquisitions, alliances, customer agreements and supplier authorizations; the Company's ability to realize the anticipated benefits of acquisitions and other business strategies; the incurrence of debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within the Company; the emergence of new competitors, including firms with greater financial resources than the Company; adverse state and federal regulation and legislation; and the occurrence of extraordinary events, including natural events and acts of God, fires, floods and accidents.

Princeton Mining Company has owned an interest in unpatented mining claims until the current year when the claims were allowed to lapse. The Company wrote off the balance of its investment of $2,000 during 2001.

During the period from inception (March 30, 2001) through December 31, 2001, the Company had losses before income taxes in the amount of $30,164.

On April 24, 2001, Princeton had a change in control and acquired a new subsidiary, Brittany Enterprises, Inc. Princeton issued 18,000,000 shares of its $.10 par value common stock to acquire Brittany. Brittany owns two condominium units in Dallas, Texas, which are currently under lease. Projected revenues from the properties together with existing cash reserves may not provide adequate cash flow to meet current obligations; accordingly, the Company may be required to either obtain loans from its shareholders or attempt to raise additional capital through sale of common stock.

There can be no assurance that the Company will be able to obtain sufficient cash from alternate sources to support its operating requirements.

ITEM 7   FINANCIAL STATEMENTS

                     PRINCETON MINING COMPANY AND SUBSIDIARY

                              Financial Statements

                                Table of Contents


                                                                                      Page

Independent Auditor's Report of Stephen P. Higgins, CPA                                 8

Consolidated Financial Statements:

         Consolidated Balance Sheet                                                     9

         Consolidated Statement of Operations                                          10

         Consolidated Statement of Stockholders' Equity                                11

         Consolidated Statements of Cash Flows                                         12

         Notes to Consolidated Financial Statements                                   13-17


                             STEPHEN P. HIGGINS, CPA
                                67 Dumbarton Drive
                           Huntington, New York 11743



                          Independent Auditor's Report


Board of Directors
Princeton Mining Company and Subsidiary:

We have audited the accompanying consolidated balance sheet of Princeton Mining Company and Subsidiary as of December 31, 2001 and the related consolidated statements of operations, stockholder's equity and cash flow for the period from March 30, 2001 (inception) through December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Princeton Mining Company and Subsidiary at December 31, 2001 and the results of their operations and their cash flows for the period from March 30, 2001 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note G to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                           /s/ Stephen P. Higgins, CPA

March 20, 2002
Huntington, New York



Princeton Mining Company and Subsidiary
Consolidated Balance Sheet
December 31, 2001




Assets

Current assets
  Cash and cash equivalents                                                                            $         2,809
                                                                                                       ---------------
Total current assets                                                                                             2,809
Real estate                                                                                                     46,394
Less accumulated depreciation                                                                                    1,265
                                                                                                      ----------------
                                                                                                                45,129
                                                                                                      ----------------
  Total assets                                                                                         $        47,938
                                                                                                      ================



Liabilities and Stockholder's Equity

Current liabilities
 Accounts payable                                                                                      $         7,980
 Accrued interest payable - stockholder                                                                            871
 Note payable - stockholder                                                                                     34,919
 Due to stockholder                                                                                              2,082
                                                                                                       ---------------
Total current liabilities                                                                                       45,852

Commitments and contingencies

Stockholder's equity
  Preferred stock, $.10 par value.  Authorized 1,000,000 shares;                                                    -
    no shares issued and outstanding. Common stock, $.10 par value.  Authorized 29,000,000 shares;            2,767,714
   issued and outstanding 27,677,140 shares
  Common stock discount                                                                                      (2,735,464)
  Retained earnings (deficit)                                                                                   (30,164)
                                                                                                       ----------------
Total stockholder's equity                                                                                        2,086
                                                                                                       ----------------
                                                                                                        $        47,938
                                                                                                       ================

See accompanying notes to consolidated financial statements.


Princeton Mining Company and Subsidiary
Consolidated Statement of Operations
From Inception (March 30, 2001) through December 31, 2001




Sales and revenues                                                                             $   4,966
Cost of operations                                                                                 5,304
                                                                                              -----------
Gross profit (loss)                                                                                 (338)

Other expense
  General and administrative expense                                                              24,834
  Write-down of mineral property                                                                   2,000
  Interest expense - related party                                                                 2,992
                                                                                              -----------
                                                                                                  29,826
                                                                                              -----------
     Loss before income taxes                                                                    (30,164)
Income taxes                                                                                           -
                                                                                              -----------
     Net Loss                                                                                  $ (30,164)
                                                                                              ===========

Net loss per share, basic and diluted                                                          $   (0.00)
                                                                                              ===========

Weighted Average Shares Outstanding                                                            26,794,218
                                                                                              ===========


See accompanying notes to financial statements.




Princeton Mining Company and Subsidiary

Consolidated Statement of Stockholder's Equity
From Inception (March 30, 2001) through December 31, 2001


                                                                                                       Retained
                                                     Common Stock                  Common stock        Earnings
                                                  Shares       Par Value             Discount          (Deficit)           Total
                                                  ------       ---------            --------          ----------           -----

Inception, March 30, 2001                        18,000,000   $1,800,000           $(1,790,000)       $       -           $10,000

Acquire Princeton Mining                          9,569,140      956,914              (954,914)               -             2,000
  Company
Issue common stock for cash                         108,000       10,800                 9,450                -            20,250
Net loss                                                 -            -                     -           (30,164)          (30,164)
                                                ------------- -----------         -------------      -----------         --------
Balance, December 31, 2001                       27,677,140   $2,767,714            $(2,735,464)      $ (30,164)          $ 2,086
                                                ============= ===========         =============      ===========         =========


See accompanying notes to financial statements.




Princeton Mining Company and Subsidiary

Consolidated Statements of Cash Flows
From Inception (March 30, 2001) through December 31, 2001




Cash flows used in operating activities
Net loss                                                                                                $  (30,164)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Write-down of mineral properties                                                                           2,000
  Depreciation                                                                                               1,265
  Increase in accounts payable                                                                               7,980
  Increase in accrued interest - stockholder                                                                   871

                                                                                                       -----------
Net cash used in operating activities                                                                      (18,048)
                                                                                                       -----------


Cash flows provided by financing activities
Common stock issued for cash                                                                                20,250
Loans from stockholder                                                                                       2,082
Repayment of note payable - stockholder                                                                     (1,475)

                                                                                                       ------------
Net cash provided by financing activities                                                                   20,857
                                                                                                       ------------
Net increase in cash and cash equivalents                                                                    2,809
Cash and cash equivalents, beginning of period                                                                   -
                                                                                                       ------------
Cash and cash equivalents, end of period                                                                $    2,809
                                                                                                       ============


Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:
  Interest expense - related party                                                                      $    2,122
  Income taxes                                                                                          $      -

See accompanying notes to consolidated financial statements.


                    Princeton Mining Company and Subsidiary
                   Notes to Consolidated Financial Statements


A.       Summary of significant accounting policies

(1) Principles of consolidation - The consolidated financial statements include the accounts of Princeton Mining Company ("Princeton") and its wholly owned subsidiary, Brittany Enterprises, Inc. ("Brittany") (collectively the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

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

(3) Nature of business - Princeton is now a holding company with one wholly owned subsidiary, Brittany. Formerly Princeton was the owner of an interest in two unpatented mining claims situated east of the village of Mullan in the Coeur d'Alene Mining District, Shoshone County, Idaho. To the knowledge of the Company, no commercial ore deposit has been found as the result of any exploration work done to date on the Company's property. Consequently, there has been no production of ore from the property and the Company makes no claim to the existence of ore reserves in the property. The Company allowed the mining claims to lapse and does not anticipate having future operations in mining.

              Brittany is the owner of two condominium units that are located in Dallas, Texas. Both units are currently under lease.


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

       (7) Revenue recognition - Revenue from rental units is recognized in the month in which it is earned.


       (8) Deferred income taxes - Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.


       (9) Earnings (loss) per common share - Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.


      (10) Recent accounting pronouncements - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion
              No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 or for which the date of acquisition is July 1, 2001, or later. The Company will adopted this Statement on January 1, 2002 and does not expect any effect on the results of operations or financial position.


     (11) Fair value determination - Financial instruments consist of cash, marketable securities, accounts receivable, notes receivable, accounts payable, accrued expenses, short-term and long-term borrowings. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the Company could borrow funds with similar remaining maturities.

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
                                                             =============

     Brittany did not commence operations until March 30, 2001, accordingly, pro forma results of operations are not presented.


C.       Note payable - stockholder

     The Company assumed a note payable to a stockholder as a part of the acquisition of Brittany, which is due on demand with monthly installments of $595, including interest at 10%. The balance at December 31, 2001 was $34,919.



D.       Income taxes

     From inception (March 30, 2001) through December 31, 2001, the Company operated at a loss and accordingly did not pay any estimated income taxes. All expected deferred tax benefits as a result of the net operating loss have a full valuation allowance recorded.

     Actual income tax benefit applicable to loss from continuing operations is reconciled with the "normally expected" federal income tax benefit as follows:

                                                                                           2001

           "Normally expected" income tax benefit                                   $   (10,300)

           Valuation allowance                                                           10,300
                                                                                    -----------

                  Actual income tax expense                                         $         -
                                                                                    ===========



     The net deferred taxes at December 31, 2001 are comprised of the following:

           Net operating loss carryforward                                          $    10,300

           Valuation allowance on assets                                                (10,300)
                                                                                    -----------

                  Net deferred tax asset                                            $         -
                                                                                    ===========

The Company has available unused net operating loss carryforwards of approximately $30,200 which will expire in 2021.

E.       Stockholder's equity

     The Company has 1,000,000 shares of its $.10 par value preferred stock authorized and no shares issued or outstanding. The Company has 29,000,000 shares of its $.10 par value common stock authorized and currently has 27,677,140 shares issued and outstanding.

     Prior to December 31, 1998, the Company issued restricted common stock in exchange for services provided and the extinguishments of advances due related parties. The issue of these shares at its market value resulted in the shares being issued at less than their par value. Accordingly, the Company recorded a discount on common stock of $280,681, representing the aggregate difference between the par value of the common stock issued and the market value of services provided and debt extinguished. Between January 1, 1999 and April 24, 2001, other equity transactions resulted in $64,546 in additional paid in capital which was recorded to reduce the discount on common stock to $216,135. The following schedule summarizes the activity in the discount on common stock account prior to the acquisition of Brittany by Princeton.



           Discount on common stock prior to acquisition                                     $   216,135

           Deficit in retained earnings recapitalized due to reverse acquisition                 738,779
                                                                                             -----------

             Balance on acquisition                                                          $   954,914
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

     At December 31, 2001, 108,000 Class "A" Warrants and 108,000 Class "B" Warrants are outstanding and exercisable at $1.00 and $1.75 per share, respectively.

F.   Earnings (loss) per share

     At December 31, 2001, all exercisable common stock equivalents (108,000 Class "A" warrants and 108,000 Class "B" warrants) were antidilutive and are not included in the earnings (loss) per share calculation.



G.       Uncertainties

     Since Princeton acquired Brittany on April 24, 2001, the Company has recorded losses of $30,164 from operations. To the extent necessary, management intends to make loans to the Company to meet any operating cash requirements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Companies are unable to generate sufficient capital to continue operations.



H.       Related party transactions

     In 2001, the Companies had transactions with related parties, primarily its shareholders. The following is a summary of those transactions:

              Note payable to stockholder                       $    34,919

              Due to stockholder                                      2,082

              Interest expense                                        2,992

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 3, 2001, the Board of Directors of the Company engaged DeCoria, Maichel & Teague P.S. to serve as the Company's independent accountants for the fiscal year ending December 31, 2000. Concurrently, the Board of Directors dismissed Williams and Weber, P.S., the Company's previous independent accountants. The engagement of DeCoria, Maichel & Teague P.S. and the dismissal of Williams and Webster, P.S. was pursuant to a resolution approved and passed by the Company's Board of Directors. The change was reported on Form 8-K dated January 3, 2001.

During the fiscal year ended December 31, 1999, and the subsequent interim periods preceding the dismissal, there were no disagreements with Williams and Webster, P.S. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to its satisfaction would have caused it to make reference in connection with its report to the subject matter of the disagreement, and Williams and Webster, P.S. have not advised the Company of any reportable events as defined in paragraph (A) through (D) of Regulation S-K Item 304(a)(1)(v).

The accountants' report of Williams and Webster, P.S. as of and for the year ended December 31, 1999, did not contain any adverse opinion or disclaimer of opinion, but was qualified as to the uncertainty of the Company's ability to continue as a going concern.

On September 12, 2001, the Company dismissed its former principal accountants, DeCoria, Maichel & Teague P.S. of Spokane, Washington and engaged Stephen P. Higgins, CPA of Huntington, New York, as its principal accountant. The decision to change accountants was approved by the Board of Directors of the Company.

During the fiscal year ended December 31, 2000 and the subsequent interim period through March 31, 2001, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants would have caused them to make reference in connection with their report to the subject matter of the disagreement, and DeCoria, Maichel & Teague P.S. have not advised the Company of any reportable events as defined in paragraph (A) through (D) of Regulation S-K
Item 304(a)(1)(v).

The accountant's report of DeCoria, Maichel & Teague P.S. as of and for the year ended December 31, 2000, did not contain any adverse opinion or disclaimer of opinion, but was qualified as to the uncertainty of the Company's ability to continue as a going concern.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees; together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.

                                                                    DATE FIRST
                                 POSITION OR OFFICE                   ELECTED/
NAME                AGE         WITH THE COMPANY                     APPOINTED

Randy Howell         47          Director, CEO                          2001


RANDY HOWELL - Mr. Howell is a home developer and builder in the Dallas/Ft. Worth area. Mr. Howell currently owns and is president of Blue Bonnett Homes.


                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

During the fiscal year ended December 31, 2001, Mr. Howell omitted filing his Form 3 to report when he became a reporting person. Mr. Howell has filed a Form 5 with the SEC for the fiscal year ended December 31, 2001.

ITEM 10           EXECUTIVE COMPENSATION

The following table shows the compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000 for the three years ended December 31, 2001.

NAME AND                                                                                 OTHER ANNUAL
PRINCIPAL POSITION                    YEAR          SALARY          BONUS                COMPENSATION

Randy Howell                          2001               -              -                           -
(CEO since 4/24/01)

H. James Magnuson                     2001               -              -                           -
(CEO from 1/1/99                      2000               -              -                           -
to 4/24/01)                           1999               -              -                           -

The Company's chief executive officer currently does not receive compensation.

The Company has no long-term incentive compensation plans.

There were no stock options granted during fiscal year 2001 and there are none outstanding at December 31, 2001.


ITEM 11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates the beneficial ownership of the Company's voting securities of all persons, all Directors of the Company and all Officers who are not Directors of the Company, as a group, as of February 28, 2002, the most recent practicable date. As of February 28, 2002, there were 27,677,140 shares of the Company's common stock outstanding.

   TITLE                 NAME AND ADDRESS                      AMOUNT AND NATURE
    OF                     OF BENEFICIAL                         OF BENEFICIAL                 % OF
   CLASS                       OWNER                                 OWNER                     CLASS

   Common               Randy Howell                                18,000,000                65.04%

                        All officers and directors
                        as a group (1 person)                       18,000,000                65.04%


ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The chief executive officer of the Company provides office facilities for the Company without charge.


ITEM 13           EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits - See Exhibit Index at Page 22.

b) Reports on Form 8-K - There were no reports filed on Form 8-K during the quarter ended December 31, 2001.


                                   SIGNATURES


In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PRINCETON MINING COMPANY



April 12, 2002                           /s/ Randy Howell
                                          -----------------------------------
                                         Randy Howell, Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.


April 12, 2002                           /s/ Randy Howell
                                         -----------------------------------
                                         Randy Howell, Chief Executive Officer,
                                         Director

OBTAINED FROM TEAM PRINCETON MINING COMPANY (THE "COMPANY") UPON REQUEST AND PAYMENT OF THE COMPANY'S COSTS IN FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE.

                     (The foregoing is not applicable to the
                              original(s) hereof.)

                                  EXHIBIT INDEX
Securities and
Exchange
Commission                                                                                              Page
Exhibit No.           Type of Exhibit                                                                  Number

2                     Plan of acquisition, reorganization, arrangement,                                  N/A
                      liquidation, or succession

3(i)                  Articles of incorporation                                                          N/A

3(ii)                 By-laws                                                                            N/A

4                     Instruments defining the rights of holders, incl. Indentures                       N/A

9                     Voting trust agreement                                                             N/A

10                    Material contracts                                                                 N/A

11                    Statement re: computation of per share earnings                                  Item 7

16                    Letter on change in certifying accountant                                          N/A

18                    Letter on change in accounting principles                                          N/A

21                    Subsidiaries of the Registrant                                                   Item 1

22                    Published report regarding matters submitted to vote                               N/A

23                    Consent of experts and counsel                                                     N/A

24                    Power of Attorney                                                                  N/A

99                    Additional exhibits                                                                N/A
