Form 10QSB
period 2002-03-31
PRINCETON MINING CO
filed 2002-05-10
CIK 80327

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                        For Quarter Ended: March 31, 2002


                        Commission File Number: 001-04026



                            PRINCETON MINING COMPANY
        (Exact name of small business issuer as specified in its charter)


                  Idaho                            82-6008727
            (State of Incorporation)          (IRS Employer ID No)



           3801 William D. Tate Avenue, Suite 100, Grapevine, TX 76051
                     (Address of principal executive office)

                                  817-421-0057
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X .


The number of shares outstanding of registrant's common stock, par value $.10 per share, as of March 31, 2002 was 27,677,140 shares.

Transitional Small Business Disclosure Format (Check one):  Yes       No    X  .
                                                                ----      ----



                     Princeton Mining Company and Subsidiary

                                      INDEX

                                                                                         Page
                                                                                          No.

          Part I.        Financial Information (unaudited)

                  Item 1.Consolidated Balance Sheet - March 31, 2002 ............           3

                         Consolidated Statements of Operations - ................           4
                         Three Months Ended March 31, 2002 and
                         inception (March 30, 2001) to March 31, 2001

                         Consolidated Statement of Stockholders' Equity - .......           5
                         Three Months Ended March 31, 2002

                         Consolidated Statements of Cash Flows - ................           6
                         Three Months Ended March 31, 2002 and
                         inception (March 30, 2001) to March 31, 2001

                         Notes to Consolidated Financial Statements - ...........          7-9
                         Three Months Ended March 31, 2002 and
                         inception (March 30, 2001) to March 31, 2001

                  Item 2.Managements Discussion and Analysis or Plan of Operation          10


          Part II.       Other Information ......................................          11




Princeton Mining Company and Subsidiary
Consolidated Balance Sheet
March 31, 2002
(Unaudited)




          Assets

          Current assets
            Cash and cash equivalents ....................................          $     2,717
                                                                                    -----------
          Total current assets ...........................................                2,717

          Real estate ....................................................               46,394
          Less accumulated depreciation ..................................               (1,687)
                                                                                    -----------
                                                                                         44,707
                                                                                    -----------
            Total assets .................................................          $    47,424
                                                                                    ===========



          Liabilities and Stockholder's Equity

          Current liabilities
           Note payable ..................................................          $    34,919
           Accounts payable ..............................................                6,995
           Due to related party ..........................................                3,814
                                                                                    -----------
          Total current liabilities ......................................               45,728


          Stockholder's equity
            Preferred stock, $.10 par value.  Authorized 1,000,000 shares;                 --
              no shares issued and outstanding ...........................
            Common stock, $.10 par value.  Authorized 29,000,000 shares; .            2,767,714
             issued and outstanding 27,677,140 shares
            Common stock discount ........................................           (2,735,464)
            Retained earnings (deficit) ..................................              (30,554)
                                                                                    -----------
          Total stockholder's equity .....................................                1,696
                                                                                    -----------
                                                                                    $    47,424
                                                                                    ===========

See accompanying notes to consolidated financial statements.





Princeton Mining Company and Subsidiary
Consolidated Statements of Operations
Three months ended March 31, 2002 and
inception (March 30, 2001) to March 31, 2001
(Unaudited)

                                                              2002                   2001

          Sales and revenues ..................          $      2,388           $       --
          Cost of operations ..................                 1,415                   --
                                                         ------------           ------------
          Gross profit ........................                   973                   --

          Other expense
            General and administrative expense                    502                   --
            Interest expense ..................                   861                   --
                                                         ------------           ------------
                                                                1,363                   --
                                                         ------------           ------------
          Loss before income taxes ............                  (390)                  --
          Income taxes ........................                  --                     --
                                                         ------------           ------------
          Net loss ............................          $       (390)          $       --
                                                         ============           ============

          Net loss per share, basic and diluted          $      (0.00)          $       --
                                                         ============           ============

          Weighted Average Shares Outstanding .            27,677,140             18,000,000
                                                         ============           ============


See accompanying notes to consolidated financial statements.





Princeton Mining Company and Subsidiary

Consolidated Statement of Stockholder's Equity
Three months ended March 31, 2002
(Unaudited)

                                                                           Retained
                                     Common Stock         Common stock     Earnings
                                Shares       Par Value      Discount       (Deficit)        Total
                                ------       ---------      --------      ----------        -----

Balance, December 31, 2001    27,677,140   $ 2,767,714   $(2,735,464)   $   (30,164)   $     2,086

Net loss .................          --            --            --             (390)          (390)
                              ----------   -----------   -----------    -----------    -----------
Balance, March 31, 2002 ..    27,677,140   $ 2,767,714   $(2,735,464)   $   (30,554)   $     1,696
                              ==========   ===========   ===========    ===========    ===========


See accompanying notes to consolidated financial statements.


Princeton Mining Company and Subsidiary

Consolidated Statements of Cash Flows
Three months ended March 31, 2002 and
inception (March 30, 2001) to March 31, 2001
(Unaudited)

                                                                        2002            2001

          Cash flows used in operating activities
          Net loss .....................................          $       (390)     $       --
          Adjustments to reconcile net loss to net
           cash used in operating activities:
            Depreciation ...............................                   422              --
            Decrease in accounts payable ...............                  (985)

                                                                  ------------      ------------
          Net cash used in operating activities ........                  (953)             --
                                                                  ------------      ------------


          Cash flows provided by financing activities

          Loans from related party .....................                   861              --

                                                                  ------------      ------------
          Net cash provided by financing activities ....                   861              --
                                                                  ------------      ------------
          Net increase in cash and cash equivalents ....                   (92)             --
          Cash and cash equivalents, beginning of period                 2,809              --
                                                                  ------------      ------------
          Cash and cash equivalents, end of period .....          $      2,717      $       --
                                                                  ============      ============



See accompanying notes to consolidated financial statements.



PRINCETON MINING COMPANY AND SUBSIDIARY
Notes to Consolidated Financial Statements
Three months ended March 31, 2002 and
inception (March 30, 2001) to March 31, 2001
(Unaudited)


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

(3) Nature of Business - Princeton was the owner of an interest in two unpatented mining claims situated east of the village of Mullan in the Coeur d'Alene Mining District, Shoshone County, Idaho. To the knowledge of the Company, no commercial ore deposit has been found as the result of any exploration work done to date on the Company's property. Consequently, there has been no production of ore from the property and the Company makes no claim to the existence of ore reserves in the property. The Company abandoned the claims during the fourth quarter of 2001.

              Brittany is the owner of two condominium units that are located in Dallas, Texas which are currently under lease.

(4) General - The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the period ended December 31, 2001, which is included in the Company's Form 10-KSB.


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

          Real estate .........          $ 46,394
          Liabilities assumed .           (36,394)
                                         --------
            Common stock issued          $ 10,000
                                         ========


C.       SUBSEQUENT EVENT

         On April 23, 2001, the Company entered into a Letter of Intent to acquire 100% of the issued and outstanding shares of LST, Inc. ("Lifestyle"), a wholly owned subsidiary of eResource Capital Group, Inc. ("RCG"). Pursuant to the terms of the Letter of Intent, the parties are working to execute a definitive stock purchase agreement by May 18, 2002 with an anticipated closing date on or before June 30, 2002.

         Prior to closing on the acquisition of Lifestyle, Princeton must raise $1,300,000 in equity capital and reduce its total outstanding shares to
         5.5 million, as well as meeting other significant requirements. Princeton would issue a minimum of 16,000,000 shares of its common stock to acquire Lifestyle. There can be no assurance that either the $1,300,000 in cash equity will be raised or that Princeton can reduce its total outstanding shares to 5.5 million.

         Lifestyle, headquartered in Charlotte, North Carolina, provides homebuilders and homeowners a "one-stop shop" to a fully customized "Smart Home", providing technology applications such as high speed internet access; satellite services; security; data, video and voice entertainment systems; and customized wiring and hardware to both individual homeowners and many of the southeast regions' leading homebuilder organizations. Utilizing trained professionals and national alliance partners, this one-stop servicing model allows both the builder and the homeowner the flexibility to customize their homes to take advantage of the latest technology applications for today's homes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION
                  -------------------------------------------------------------

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

Princeton Mining Company owned an interest in unpatented mining claims until the last quarter of 2001 when the claims were allowed to lapse. The Company wrote off the balance of its investment of $2,000 during 2001.

During the three month period ending March 31, 2002, the Company had a loss in the amount of $390. From inception (March 30, 2001) through March 31, 2001, the Company had no activity.

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

                            PRINCETON MINING COMPANY



         Date:    May 6, 2002       By:      /s/ Randy Howell
                                             --------------------------
                                             Randy Howell, President and
                                             Principal Accounting Officer