Form 10QSB
period 2002-06-30
PRINCETON MINING CO
filed 2002-08-19
CIK 80327

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                        For Quarter Ended: June 30, 2002


                        Commission File Number: 001-04026


                           LIFESTYLE INNOVATIONS, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)


                            PRINCETON MINING COMPANY
       (Former name of small business issuer as specified in its charter)


              Nevada                                     82-6008727
              ------                                     ----------
     (State of Incorporation)                       (IRS Employer ID No)



           3801 William D. Tate Avenue, Suite 100, Grapevine, TX 76051
           -----------------------------------------------------------
                     (Address of principal executive office)

                                  817-421-0057
                                  ------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .


The number of shares outstanding of registrant's common stock, par value $.10 per share, as of June 30, 2002 was 27,677,140 shares.

Transitional Small Business Disclosure Format (Check one):  Yes     No    X    .
                                                               -----    ----

                 Lifestyle Innovations, Inc. (formerly Princeton
                         Mining Company) and Subsidiary

                                      INDEX

                                                                          Page
                                                                           No.
Part I.      Financial Information (unaudited)

      Item 1.Consolidated Balance Sheet - June 30, 2002                     3

             Consolidated Statements of Operations -                        4
             Three and Six Months Ended June 30, 2002 and 2001

             Consolidated Statement of Stockholders' Equity -               5
             Six Months Ended June 30, 2002

             Consolidated Statements of Cash Flows -                        6
             Six Months Ended June 30, 2002 and 2001

             Notes to Consolidated Financial Statements -                  7-9
             Six Months Ended June 30, 2002 and 2001

      Item 2.Managements Discussion and Analysis or Plan of Operation       10


Part II.     Other Information                                              11

Lifestyle Innovations, Inc. (formerly Princeton Mining
  Company) and Subsidiary

Consolidated Balance Sheet
June 30, 2002
(Unaudited)




Assets

Current assets
  Cash and cash equivalents .....................................   $     2,551
                                                                    -----------
Total current assets ............................................         2,551

Real estate .....................................................        46,394
Less accumulated depreciation ...................................        (2,109)
                                                                    -----------
                                                                         44,285

                                                                    -----------
  Total assets ..................................................   $    46,836
                                                                    ===========



Liabilities and Stockholder's Equity

Current liabilities
 Note payable ...................................................   $    34,919
 Accounts payable ...............................................         6,995
 Due to related party ...........................................         4,684
                                                                    -----------
Total current liabilities .......................................        46,598


Stockholder's equity
  Preferred stock, $.10 par value.  Authorized 1,000,000 shares;           --
    no shares issued and outstanding ............................
  Common stock, $.10 par value.  Authorized 29,000,000 shares; ..     2,767,714
   issued and outstanding 27,677,140 shares
  Common stock discount .........................................    (2,735,464)
  Retained earnings (deficit) ...................................       (32,012)
                                                                    -----------
Total stockholder's equity ......................................           238
                                                                    -----------
                                                                    $    46,836
                                                                    ===========

See accompanying notes to consolidated financial statements.



Lifestyle Innovations, Inc. (formerly Princeton Mining
  Company) and Subsidiary

Consolidated Statements of Operations
Three and six months ended June 30, 2002 and 2001

(Unaudited)

                                                 Three Months Ended             Six Months Ended
                                                     June 30,                       June 30,

                                              2002            2001            2002           2001

Sales and revenues ..................   $      2,406    $      1,215    $      4,794    $      1,215
Cost of operations ..................            932           2,973           2,347           2,973
                                          ------------    ------------    ------------    ------------
Gross profit ........................          1,474          (1,758)          2,447          (1,758)

Other expense
  General and administrative expense           2,061              58           2,563              58
  Interest expense ..................            871             784           1,732             784
                                          ------------    ------------    ------------    ------------
                                               2,932             842           4,295             842
                                          ------------    ------------    ------------    ------------
Loss before income taxes ............         (1,458)         (2,600)         (1,848)         (2,600)
Income taxes ........................           --              --              --              --
                                          ------------    ------------    ------------    ------------
Net loss ............................   $     (1,458)   $     (2,600)   $     (1,848)   $     (2,600)
                                          ============    ============    ============    ============

Net loss per share, basic and diluted   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                          ============    ============    ============    ============

Weighted Average Shares Outstanding .     27,677,140      25,105,609      27,677,140      21,565,140
                                          ============    ============    ============    ============


See accompanying notes to consolidated financial statements.




Lifestyle Innovations, Inc. (formerly Princeton Mining
  Company) and Subsidiary

Consolidated Statement of Stockholder's Equity
Six Months Ended June 30, 2002
(Unaudited)

                                                                                         Retained
                                     Common Stock                Common stock            Earnings
                                 Shares      Par Value      Discount      (Deficit)       Total
                                 ------      ---------     --------      ----------       -----

Balance, December 31, 2001    27,677,140   $ 2,767,714   $(2,735,464)   $   (30,164)   $     2,086

Net loss .................          --            --            --           (1,848)        (1,848)
                              -----------   -----------  -----------    -----------    -----------
Balance, June 30, 2002 ...    27,677,140   $ 2,767,714   $(2,735,464)   $   (32,012)   $       238
                             ============  ============  ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

Lifestyle Innovations, Inc. (formerly Princeton Mining
  Company) and Subsidiary

Consolidated Statements of Cash Flows
Six months ended June 30, 2002 and 2001

(Unaudited)
                                                     2002       2001

Cash flows used in operating activities
Net loss .....................................   $ (1,848)   $ (2,600)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation ...............................        844         422
  Decrease in accounts payable ...............       (985)

                                                 --------    --------
Net cash used in operating activities ........     (1,989)     (2,178)
                                                 --------    --------


Cash flows provided by financing activities
Common stock issued for cash .................       --        20,250
Repayment of notes payable ...................       --          (406)
Loans from related party .....................      1,731       1,482

                                                 --------    --------
Net cash provided by financing activities ....      1,731      21,326
                                                 --------    --------
Net increase in cash and cash equivalents ....       (258)     19,148
Cash and cash equivalents, beginning of period      2,809        --
                                                 --------    --------
Cash and cash equivalents, end of period .....   $  2,551    $ 19,148
                                                 ========    ========



See accompanying notes to consolidated financial statements.

Lifestyle Innovations, Inc. (formerly Princeton
         Mining Company) and Subsidiary
Notes to Consolidated Financial Statements
Six months ended June 30, 2002 and June 30, 2001
 (Unaudited)


A.       Summary of Significant Accounting Policies

(1) Principles of Consolidation - The consolidated financial statements include the accounts of Lifestyle Innovations, Inc. ("Innovation") and its wholly owned subsidiary, Brittany Enterprises, Inc. ("Brittany") (collectively the "Company"). All material intercompany accounts and transactions have been eliminated. Effective July 15, 2002, Princeton Mining Company changed it's name to Lifestyle Innovations, Inc.

(2) Organization - Lifestyle was organized in September 1950, under the laws of the State of Idaho. On April 24, 2001, Lifestyle acquired Brittany, a Nevada corporation organized on October 29, 1998. For accounting purposes, the acquisition has been treated as the acquisition of Brittany by Lifestyle with Brittany as the purchaser (reverse acquisition). The historical financial statements prior to April 24, 2001 are those of Brittany. Brittany did not have operations until March 30, 2001, when it acquired two condominium units that it is leasing.

              Princeton Mining Company, an Idaho corporation, merged into its wholly owned subsidiary, Princeton Mining Company, a Nevada corporation on May 6, 2002. Princeton Mining Company, a Nevada corporation, was the survivor.

(3) Nature of Business - Lifestyle was the owner of an interest in two unpatented mining claims situated east of the village of Mullan in the Coeur d'Alene Mining District, Shoshone County, Idaho. To the knowledge of the Company, no commercial ore deposit has been found as the result of any exploration work done to date on the Company's property. Consequently, there has been no production of ore from the property and the Company makes no claim to the existence of ore reserves in the property. The Company abandoned the claims during the fourth quarter of 2001.

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
                                                               =============


C.       Subsequent Event

         On May 15, 2002 the following amendments were approved by the written consent of a majority of the Company's common stockholders:

               a) Name changed to Lifestyle Innovations, Inc.;
               b) Reverse stock split of one-for-seven of the Company's
                  outstanding Common Stock;
               c) Increased authorized shares of Common Stock to 250,000,000;
               d) Reduced the par value of the Common Stock from $.10 to $.001;
                  and
               e) Approved the Princeton Mining Company 2002 Stock Option Plan.

         The shareholder consent became effective July 15, 2002.

         On April 23, 2001, the Company entered into a Letter of Intent to acquire 100% of the issued and outstanding shares of LST, Inc. ("Lifestyle"), a wholly owned subsidiary of eResource Capital Group, Inc. ("RCG"). Pursuant to the terms of the Letter of Intent, the parties are working to execute a definitive stock purchase agreement and close prior to August 31, 2002.

         Prior to closing on the acquisition of Lifestyle, Innovations must raise $1,300,000 in equity capital and reduce its total outstanding shares to 5.5 million, as well as meeting other requirements. Innovations would issue a minimum of 16,000,000 shares of its common stock to acquire Lifestyle. There can be no assurance that the $1,300,000 in cash equity will be raised.

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

Innovation owned an interest in unpatented mining claims until the last quarter of 2001 when the claims were allowed to lapse. The Company wrote off the balance of its investment of $2,000 during 2001.

During the six month period ending June 30, 2002, the Company had a loss in the amount of $1,848. From inception (March 30, 2001) through June 30, 2001, the Company had a loss in the amount of $2,600.

On April 24, 2001, Innovation had a change in control and acquired a new subsidiary, Brittany Enterprises, Inc. Innovation issued 18,000,000 shares of its $.10 par value common stock to acquire Brittany. Brittany owns two condominium units in Dallas, Texas, which are currently under lease. Projected revenues from the properties together with existing cash reserves may not provide adequate cash flow to meet current obligations; accordingly, the Company may be required to either obtain loans from its shareholders or attempt to raise additional capital through sale of common stock.

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

                            PRINCETON MINING COMPANY



         Date:    August 16, 2002           By: /s/ Randy Howell
                                                ---------------------------
                                                Randy Howell, President and
                                                Principal Accounting Officer


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

         In connection with the accompanying Condensed Consolidated Financial Statement on Form 10-QSB of Lifestyle Innovations, Inc. for the three and six month periods ended June 30, 2002 (the "Periodic Report"), I, Randy Howell, Chief Executive Officer of the Company (the Company does not currently have a Chief Financial Officer), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


         Date:    August 16, 2002           By:      /s/ Randy Howell
                                                     ---------------------------
                                                     Randy Howell
         Chief Executive Officer