Form 10QSB
period 2002-09-30
LIFESTYLE INNOVATIONS INC
filed 2002-11-19
CIK 80327

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                      For Quarter Ended: September 30, 2002


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


The number of shares outstanding of registrant's common stock, par value $.001 per share, as of November 8, 2002 was 20,284,930 shares.

Transitional Small Business Disclosure Format (Check one): Yes      No    X    .
                                                              ----      ----

                  Lifestyle Innovations, Inc. and Subsidiaries
         (A Majority Owned Subsidiary of eResource Capital Group, Inc.)

                                      INDEX
                                                                                  Page
                                                                                   No.
Part I.       Financial Information (unaudited)

     Item 1.  Condensed Consolidated Balance Sheet - September 30, 2002            3

              Condensed Consolidated Statements of Operations - ........           4
              Three Months Ended September 30, 2002 and 2001

              Condensed Consolidated Statement of Stockholders' Equity -           5
              Three Months Ended September 30, 2002

              Condensed Consolidated Statements of Cash Flows - ........           6
              Three Months Ended September 30, 2002 and 2001

              Notes to Condensed Consolidated Financial Statements - ...          7-17
              Three Months Ended September 30, 2002 and 2001

     Item 2.  Management's Discussion and Analysis or Plan of Operation           18-20

     Item 3.  Controls and Procedures ..................................           20

Part II.      Other Information ........................................          21-24



Lifestyle Innovations, Inc. and Subsidiaries
(A Majority Owned Subsidiary of eResource Capital Group, Inc.)
Condensed Consolidated Balance Sheet
September 30, 2002
(Unaudited)


Assets

Current assets
  Cash and cash equivalents ....................................          $    215,618
  Accounts receivable, net of allowance for bad debts of $21,930               596,404
  Investments ..................................................                25,438
  Inventories ..................................................               155,903
  Due from related parties .....................................               250,515
  Prepaid expenses and other assets ............................                23,095
                                                                          ------------
    Total current assets .......................................             1,266,973
Property and equipment, net ....................................               365,172
Other assets ...................................................                39,876
Goodwill, net ..................................................             8,920,226
                                                                          ------------
  Total assets .................................................          $ 10,592,247
                                                                          ============

Liabilities and Stockholders' Equity

Current liabilities
 Notes payable .................................................          $  1,552,701
 Accounts payable and accrued expenses .........................             1,333,693
 Unearned income ...............................................                99,938
 Due to related parties ........................................                38,176
 Due to parent and its subsidiaries ............................             1,551,266
                                                                          ------------
Total current liabilities ......................................             4,575,774
Long-term debt, less current portion ...........................               172,000

Stockholders' equity
  Preferred stock, $.10 par value.  Authorized 1,000,000 shares;                   -
    no shares issued and outstanding
  Common stock, $.001 par value.  Authorized 250,000,000 shares;                20,285
   issued and outstanding 20,284,930 shares
  Additional paid in capital ...................................            12,215,571
  Stock subscription receivable ................................                (4,000)
  Retained deficit .............................................            (6,387,383)
                                                                          ------------
Total stockholders' equity .....................................             5,844,473
                                                                          ------------
  Total liabilities and stockholders' equity ...................          $ 10,592,247
                                                                          ============

ee accompanying notes to consolidated financial statements.

Lifestyle Innovations, Inc. and Subsidiaries
(A Majority Owned Subsidiary of eResource Capital Group, Inc.)
Condensed Consolidated Statements of Operations
Three months ended September 30, 2002 and 2001

(Unaudited)

                                                             2002                   2001

Sales and revenues ..........................          $    539,790           $    743,991
Cost of sales ...............................               356,471                592,386
                                                       ------------           ------------
  Gross profit ..............................               183,319                151,605

Other expense (income):
  Selling, general and administrative expense               669,259                634,969
  Gain on disposal of fixed assets ..........                   -                 (171,600)
  Management fee - parent ...................                30,000                 47,000
  Debt forgiveness ..........................                   -                  (24,351)
  Interest income ...........................                  (506)                   -
  Interest expense ..........................                47,519                 21,037
                                                       ------------           ------------
                                                            746,272                507,055
                                                       ------------           ------------
Loss before income taxes ....................              (562,953)              (355,450)
Income taxes ................................                   -                      -
                                                       ------------           ------------
Net loss ....................................          $   (562,953)          $   (355,450)
                                                       ============           ============

Net loss per share, basic and diluted .......          $      (0.03)          $      (0.02)
                                                       ============           ============

Weighted Average Shares Outstanding .........            17,149,105             16,000,000
                                                       ============           ============


See accompanying notes to consolidated financial statements.

Lifestyle Innovations, Inc. and Subsidiaries
(A Majority Owned Subsidiary of eResource Capital Group, Inc.)
Condensed Consolidated Statement of Stockholders' Equity
Three Months Ended September 30, 2002
(Unaudited)

                                                       Additional     Stock
                                     Common Stock       Paid-in     Subscription    Retained
                              Shares      Par Value     Capital      Receivable     (Deficit)        Total
                             ------       ---------     -------      ----------     ----------       -----

Balance, June 30, 2002     16,000,000   $    16,000   $11,602,587           -      $(5,824,430)   $ 5,794,157
Acquire Lifestyle
 Innovations, Inc. ....     4,074,530         4,075       155,574        (4,000)           -          155,649
Notes payable converted
 to common stock ......       100,000           100       217,400           -              -          217,500
Common stock sold for
 cash .................       110,400           110       240,010           -              -          240,120
Net loss ..............           -             -             -             -         (562,953)      (562,953)
                          -----------   -----------   -----------   -----------    -----------    -----------
Balance, Sept. 30, 2002    20,284,930   $    20,285   $12,215,571   $    (4,000)   $(6,387,383)   $ 5,844,473
                          ===========   ===========   ===========   ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

Lifestyle Innovations, Inc. and Subsidiaries
(A Majority Owned Subsidiary of eResource Capital Group, Inc.)
Condensed Consolidated Statements of Cash Flows
Three months ended September 30, 2002 and 2001

(Unaudited)

                                                                         2002            2001

Cash flows from operating activities
Net loss ........................................................   $  (562,953)   $  (355,450)
Adjustments to reconcile net loss to net
 cash used in operating activities:

  Depreciation ..................................................        26,782         15,970

  Gain on sale of assets                                                     -        (171,600)
  Decrease (increase) in assets:

    Accounts receivable .........................................       (97,131)      (221,995)

    Inventories .................................................       (35,288)      (106,383)

    Prepaid expenses and other assets ...........................        11,137        (33,587)
  Increase (decrease) in liabilities:

    Accounts payable and accrued expenses .......................       319,953        229,662

    Unearned income .............................................        17,390        (34,464)

                                                                    -----------    -----------

Net cash used in operating activities ...........................      (320,110)      (677,847)
                                                                    -----------    -----------

Cash flows from investing activities

 Acquisition of property and equipment ..........................       (34,622)       (68,332)

 Acquisition of Lifestyle Tech -Atlanta .........................           -         (289,991)

                                                                    -----------    -----------

Net cash used in financing activities ...........................       (34,622)      (358,323)
                                                                    -----------    -----------

Cash flows from financing activities

Common stock issued for cash ....................................       240,120            -

Cash received in excess of cash paid in acquisition .............       273,518            -

Loan proceeds ...................................................           -        1,350,693

Repayment of notes payable ......................................        (9,000)           -

Loans from related party ........................................        53,435        138,331

                                                                    -----------    -----------

Net cash provided by financing activities .......................       558,073      1,489,024
                                                                    -----------    -----------
Net increase in cash and cash equivalents
                                                                        203,341        452,854

Cash and cash equivalents, beginning of period ..................        12,277          1,426
                                                                    -----------    -----------
Cash and cash equivalents, end of period ........................   $   215,618    $   454,280
                                                                    ===========    ===========



See accompanying notes to consolidated financial statements.

Lifestyle Innovations, Inc. and Subsidiaries
(A Majority Owned Subsidiary of eResource Capital Group, Inc.)
Notes to Condensed Consolidated Financial Statements
Three months ended September 30, 2002 and 2001
 (Unaudited)


A.       Summary of Significant Accounting Policies

(1) Principles of Consolidation and Basis of Presentation - The consolidated financial statements include the accounts of Lifestyle Innovations, Inc. ("LFSI") and its wholly owned subsidiaries LST, Inc. d/b/a Lifestyle Technologies ("LST") and Brittany Enterprises, Inc. ("Brittany") (collectively the "Company"). All material intercompany accounts and transactions have been eliminated. Effective July 15, 2002 Princeton Mining Company changed its name to Lifestyle Innovations, Inc.

              The Company has a significant working capital deficit, due primarily to $1,551,266 due to eResource Capital Group, Inc. ("RCG"), the parent of LFSI, and notes in the amount of $1,381,782 which are due in August 2003. The Company does not currently have sufficient cash flows to meet its obligations currently due within the next 12 months. The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives and potential sales of its Common Stock in private placement transactions. Additionally, the Company plans on negotiating with its debt holders to extend some or all of the debt due in August 2003. If (i) we are unable to grow our business or improve our operating cash flows as expected, (ii) we are unsuccessful in extending a substantial portion of the debt repayments scheduled for August 2003, or (iii) we are unable to raise additional funds through private placement sales of its Common Stock, then we will need to secure alternative debt or equity financing to provide us with additional working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its shareholders would be diluted.

(2) Organization - LFSI was organized in September 1950, under the laws of the State of Idaho.

              On September 5, 2002, LFSI acquired LST, a Delaware corporation, and its wholly owned subsidiaries, Lifestyle Technologies Franchising Corp., Lifestyle Security, Inc. and Lifestyle Technologies Atlanta, all organized in July 2001. LFSI issued 16,000,000 shares of its common stock to eResource Capital Group, Inc. ("RCG"), to acquire 100% interest in LST. At September 30, 2002 LFSI was a 78% subsidiary of RCG. LFSI had only nominal operations prior to the merger, leasing two condominium units, accordingly for accounting purposes the transaction has been treated as the issuance of stock by LST for the net monetary assets of LFSI, accompanied by a recapitalization of LST. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical financial statements prior to September 5, 2002 are those of LST.

              On April 24, 2001, LFSI acquired Brittany, a Nevada corporation organized on October 29, 1998. For accounting purposes, the acquisition has been treated as the acquisition of Brittany by LFSI with Brittany as the purchaser (reverse acquisition). Brittany did not have operations until March 30, 2001, when it acquired two condominium units that it is leasing.

              Princeton Mining Company, an Idaho corporation, merged into its wholly owned subsidiary, Princeton Mining Company, a Nevada corporation on May 6, 2002. Princeton Mining Company, a Nevada corporation, was the survivor.

(3) Nature of Business - LST is a full service home technology integration company providing builders, homeowners, and commercial customers with complete installation and equipment for structured wiring, security, personal computer networking, audio, video, home theater, central vacuum and accent lighting. LST has also secured relationships with product manufacturers, distributors and service providers (cable, Internet service, broadband and security). The Company launched a national franchising program in the fourth quarter of fiscal 2001 and, in fiscal 2002, sold 14 franchises. LST also owns and operates locations in the Charlotte, NC and Atlanta, GA markets.

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

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in LST's Annual Report for the period ended June 30, 2002, which is included in the Company's Form 8-K/A filed on November 18, 2002.

B.       Summary of Significant Accounting Policies

         Cash and Cash Equivalents

         The Company classifies as cash equivalents any investments which can be readily converted to cash and have an original maturity of less than three months. At times cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts. The Company believes it mitigates its risks by depositing cash or investing in cash equivalents in major financial institutions.

         Fair Value of Financial Instruments

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         o Cash and cash equivalents: The carrying amount reported in the balance sheet for cash approximates its fair value

         o Accounts receivable and accounts payable: Due to their short term nature, the carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value. The Company provides for any losses through its allowance for doubtful accounts.

         o Notes Payable: The carrying amount of the Company's notes payable approximate their fair value.

         Concentration of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable, investments, and notes payable. The Company places its cash with high credit quality financial institutions. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Although due dates of receivables vary based on contract terms, credit losses have been within management's estimates in determining the level of allowance for doubtful accounts. Overall financial strategies are reviewed periodically.

         Inventories

         Inventories, which consist of purchased components, are recorded at the lower of cost or market with cost being determined on a first-in, first-out (FIFO) method.

         Prepaid Expenses

         Prepaid expenses include insurance and deferred costs. The deferred costs relate to a consulting agreement that required RCG to issue shares and warrants to the consultant. The total deferred cost of $57,000 is being amortized over the life of the service agreement.

         Property and Equipment

         Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is five to seven years for all categories except for computer software, with is depreciated over 3 years. Repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized. The cost of property and equipment and the related accumulated depreciation are removed from the accounts upon retirement or disposal with any resulting gain or loss being recorded as other income or expenses.

         Goodwill and Intangible Assets

         The Company records goodwill and intangible assets arising from business combinations in accordance with FAS No. 141 "Business Combinations" ("FAS 141") which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill.

         The Company accounts for goodwill and intangible assets in accordance with FAS 142. The Company adopted FAS 142 effective July 1, 2001. In completing the adoption of FAS 142, RCG allocated its previously existing goodwill as of July 1, 2001 to its reporting units, as defined in FAS 142, and performed an initial test for impairment as of that date.

         In accordance with FAS 142, the Company no longer amortizes goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

         Stock Options and Warrants

         The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees" and options and warrants issued to non-employees under FAS No. 123, "Accounting For Stock Based Compensation". For the options and warrants issued to non-employees, the fair value of each award has been calculated using the Black-Scholes Model in accordance with FAS No. 123.

         Revenue Recognition

         The Company's home technology services work is completed in three phases - pre-wiring, trim-out and hardware installation. The Company invoices its customers and records revenue as work is completed on each project. For alarm monitoring service contracts sold by the Company, revenue is recognized only when the contracts are sold to third party finance companies or as billed if the Company holds and services the contract. The Company sells substantially all of its alarm monitoring contracts immediately subsequent to the date the contracts are signed by the customer.

         Sales of franchise licenses are recognized as revenue when the Company's obligations under the franchise agreement are "substantially complete." The Company generally defines "substantially complete" as the completion of training by the franchisee's General Manager and the approval by the Company of the franchise location plan. The Company did not have any franchise license sales during the three months ended September 30, 2002 and 2001.

         Royalties are based on a percentage of the sales recorded by franchisees and are recorded as earned. Procurement fees charged to franchisees are recorded in the month that the related product is shipped to the franchisee.

         Advertising Costs

         Advertising costs are generally charged to operations in the period incurred and totaled $9,971 and $10,425 for the three months ended September 30, 2002 and 2001, respectively.

         Marketing Fund

         The Company's franchise agreement requires franchisees to pay 1.25% of their sales into a general marketing fund to be used to promote the Lifestyle name and home technology concept on a national basis. The Company records these receipts into the marketing fund liability, classified in Accounts Payable and Accrued Expenses, which the Company administers. The marketing fund is managed by a committee consisting of management of the Company and representatives from certain franchises.

         Income Taxes

         Income taxes are accounted for in accordance with FAS 109, "Accounting for Income Taxes". This Statement prescribes the use of the asset/liability method. Deferred taxes represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. They arise from differences between the financial reporting and tax basis of assets and liabilities and are adjusted for changes in tax laws and tax rates when those changes are enacted. The provision for income taxes represents the total of income taxes paid or payable for the current year, plus the change in deferred taxes during the year.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


B.       ACQUISITIONS AND DISPOSITIONS

In September 2001, the Company sold its branch locations in Greenville/Columbia, SC, Raleigh, NC and Hilton Head, SC to entities that are now operating these locations as franchises. These branches, which had a net equity deficit of $36,700, were sold for net proceeds of $134,900 resulting in a net gain of $ 171,600.

On July 10, 2001, the Company acquired certain net assets and the business of a home technology company in Atlanta, GA, now operated as Lifestyle Technologies Atlanta, Inc. ("LSTA") for $1,255,000 which was paid in cash ($275,000), RCG Common Stock (139,365 shares) and a four - year term note ($250,000). Including direct acquisition costs, the total purchase price aggregated $1,259,857 and the transaction was accounted for using the purchase method of accounting. The excess value of the purchase price over the fair value of the net assets on the acquisition date aggregated $1,207,669 which was allocated to goodwill.


D.       INVESTMENTS

The Company's investments are comprised of a certificate of deposit, including accrued interest, which is pledged as collateral on a trade credit agreement with a vendor.

E.       PROPERTY AND EQUIPMENT

A summary of property and equipment as of September 30, 2002 is as follows:

          Real estate ...................   $  46,394
          Leasehold improvements ........      35,031
          Showroom ......................     131,048
          Vehicles ......................      12,074
          Computers and office equipment      176,449
          Furniture and fixtures ........      54,992
          Computer software .............      38,181
                                            ---------
                                              494,169
          Less:  Accumulated depreciation    (128,997)
                                            ---------
          Property and equipment, net ...   $ 365,172
                                            =========


F.       NOTES PAYABLE

Notes payable at September 30, 2002 consist of the following:

Note payable - due on demand bearing interest at the prime rate plus 1%
 and secured by assets pledged by an affiliate of the Company ........   $  100,000
Note payable - due in August 2003 with interest at 10%;
 collateralized by certain home technology assets (2) ................      300,000
Note payable - due in August 2003 with interest imputed at 8%
 unsecured (2) .......................................................       50,000
Note payable - due on demand; with interest at 10%;
  collateralized by real estate ......................................       34,919
Note payable - due in August 2003 with interest at 12%; unsecured ....      381,782
Note payable - due in August 2003 with interest at 12% and collateral-
 ized by certain home technology accounts receivable and inventory (1)      650,000
Note payable - due in monthly installments of $3,000 and a balloon payment in July 2005 with monthly interest at 8%; collateralized
 by home technology accounts receivable ..............................      208,000
                                                                         ----------
                                                                          1,724,701
Less current maturities, including demand notes ......................    1,552,701
                                                                         ----------
Long-term portion ....................................................   $  172,000
                                                                         ==========

(1) At the option of the note holder, this note can be converted into RCG's Common Stock at a ratio of one share of Common Stock for each $4.55 of outstanding principal and interest.
(2) The principal and accrued interest on this note payable are convertible to shares of RCG Common Stock at the greater of $1.12 per share or a 20% discount to the average closing price of the Common Stock for the ten days immediately preceding the conversion date.

G.       INCOME TAXES

Deferred income taxes at September 30, 2002 consist primarily of net operating loss carryforwards, which amount to approximately $5,160,000 and expire between 2020 and 2023. A valuation allowance has been recorded for the full amount of the deferred tax assets. Further, due to substantial limitations placed on the utilization of net operating losses following a change in control, utilization of such NOL's could be limited.


H.       STOCK OPTIONS AND WARRANTS

As discussed above, on September 5, 2002 RCG completed a transaction with LFSI to sell 100% of the common stock of LST in exchange for 16 million shares of LFSI stock. Pursuant to the terms of the Merger Agreement, each outstanding option or warrant issued to LST employees in connection with RCG's acquisition of LST will either be converted with the appropriate adjustment into an option or warrant to purchase LFSI common stock or will be terminated pursuant to their terms. If options or warrants are terminated pursuant to the terms of outstanding warrants or stock options agreements, or RCG's stock option plan, LFSI will grant warrants or options to holders of these securities. Newly granted options or warrants will be proportionate to the terminated amount and will have a exercise price equal to the market price of LFSI stock.

During the period ended September 30, 2002, the Company recorded $7,125 in non-cash expense related to common stock and stock purchase warrants that were granted to a consultant engaged to assist the Company in developing and implementing its national franchising program. The fair value of these warrants, $57,000, as determined in accordance with FAS 123 has been recorded on the Company's financial statements and is being amortized to expense over the service period of the related agreement. At September 30, 2002 the unamortized balance in prepaid expenses was $23,750.

I.       TRANSACTIONS WITH RELATED PARTIES

At September 30, 2002, notes and advances due from affiliates and due to affiliates consisted of the following:

Due from related parties
Due from Paul Johnson, Chief Executive Officer   $   29,000
Due from a company controlled by Mr. Johnson .       23,407
Due from RCG and its subsidiaries ............      197,108
                                                 ----------
  Total ......................................   $  250,515
                                                 ==========

DUE TO RELATED PARTIES
Due to RCG and its subsidiaries ..............   $1,551,266
                                                 ==========

Note payable to Michael Pruitt, CEO of RCG ...   $   10,657
Advance payable to Mr. Pruitt ................       27,519
                                                 ----------
                                                 $   38,176
                                                 ==========

The amount due to RCG and its subsidiaries represents advances from RCG and its subsidiaries. RCG also provides various services to the Company, including accounting and finance assistance, capital and debt raising, human resources and other general and administrative services. For the three months ended September 30, 2002 and 2001, RCG charged the Company $30,000 and $47,000, respectively.

The note payable to Mr. Pruitt, CEO of RCG, indicated in the above table bears interest at 12% per annum and is due on demand. The advance payable to Mr. Pruitt bears interest at a variable rate, which approximates the rate of interest earned on the Company's certificate of deposit investment, and is due on demand.

Mr. Pruitt has pledged certain of his personal assets to secure a $100,000 bank credit facility for LST's home technology business. At September 30, 2002, the balance outstanding on this bank facility was $100,000.

Mr. Pruitt is also a minority investor in a company that has purchased franchise licenses and business operations of LST's home technology business in three markets in South Carolina and in another company that has purchased franchise licenses in three locations in Maryland.

Paul B. Johnson, Chief Executive Officer and a director of the Company, is an investor in a company, which in November 2001 became a franchisee of the Company's home technology business in the Dallas, Texas market.

During fiscal 2002, Glenn Barrett resigned as President of Lifestyle and began LVA Technologies LLC ("LVA"), a low voltage wiring business that operates as a Lifestyle franchisee headquartered in Charlotte, NC to service the commercial market. The Company waived LVA's initial franchise fee for the commercial franchise. LVA also owns the Greenville and Columbia, SC franchises. LVA's low voltage wiring business pays royalties on products purchased from the Company at the same rate as the Company's other franchisees, however, it does not pay royalties on revenue generated from products purchased elsewhere as required of the Company's other franchisees, including the Greenville and Columbia, SC franchises. LVA and its subsidiaries owed the Company and its subsidiaries $174,007 at September 30, 2002.

At September 30, 2002, total debt outstanding to G. David Gordon and a company in which he is the president and a shareholder, was $431,782 which is reflected in notes payable on the Condensed Consolidated Balance Sheet. The loans, which arose during fiscal 2002, bear interest at 8% to12%. Mr. Gordon has an ownership interest in seven of the Company's franchises, including two locations that were purchased during fiscal 2002 from the Company and for which the Company recorded a gain of $119,000. Mr. Gordon also acts as special legal counsel to RCG and the Company from time to time. Mr. Gordon and this company also loaned RCG an additional $1.0 million during fiscal 2002 at interest rates of 8% to 12%.


J.       CONTINGENCY

As a part of the issue of 16,000,000 shares of its Common Stock to RCG, LFSI is obligated to file a registration statement within 90 days of the September 5, 2002 closing date of the transaction. If LFSI does not meet this deadline, they are obligated to issue an option to RCG for 1,000,000 shares of LFSI common stock at a price equal to 20% of the last bid price for the LFSI common stock on December 4, 2002, the triggering date.

K.       BUSINESS SEGMENT INFORMATION

Information related to business segments is as follows:

                                               Company Owned
                                                 Locations           Franchising          Corporate              Total

THREE MONTHS ENDED SEPTEMBER 30, 2002
Revenue
  External customers                     $         421,639     $       118,151    $                -     $       539,790
  Intersegment                           $               -     $        21,332    $                -     $        21,332

Net loss from operations                 $         355,664     $       131,113    $           29,163     $       515,940

Identifiable assets                      $       9,724,604     $       599,385    $          268,258     $    10,592,247
Capital expenditures                     $          30,712     $         3,910    $                -     $        34,622
Depreciation and amortization            $          20,830     $         5,952    $                -     $        26,782


THREE MONTHS ENDED SEPTEMBER 30, 2001
Revenue from external customers          $         743,991     $             -    $                -     $       743,991

Net loss from operations                 $        (530,364)    $             -    $                -     $      (530,364)

Identifiable assets                      $      10,533,288     $             -    $                -     $    10,533,288
Capital expenditures                     $          69,575     $             -    $                -     $        69,575
Depreciation and amortization            $          15,970     $             -    $                -     $        15,970


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

On September 5, 2002, LFSI acquired LST, a Delaware corporation, and its wholly owned subsidiaries, Lifestyle Technologies Franchising Corp., Lifestyle Security, Inc. and Lifestyle Technologies Atlanta, all organized in July 2001. LFSI issued 16,000,000 shares of its common stock to eResource Capital Group, Inc. ("RCG"), to acquire 100% interest in LST. At September 30, 2002 LFSI was a 78% subsidiary of RCG. LFSI had only nominal operations prior to the merger, leasing two condominium units, accordingly for accounting purposes the transaction has been treated as the issuance of stock by LST for the net monetary assets of LFSI, accompanied by a recapitalization of LST. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical financial statements prior to September 5, 2002 are those of LST.

On April 24, 2001, LFSI had a change in control and acquired a new subsidiary, Brittany Enterprises, Inc. LFSI issued 18,000,000 shares of its $.10 par value common stock to acquire Brittany. Brittany owns two condominium units in Dallas, Texas, which are currently under lease.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002 LFSI had a working capital deficit of $3,308,801 as compared to a working capital deficit of $1,885,664 at June 30, 2002, an increase of $1,423,137. The majority of the increase resulted from a transfer of $1,381,782 in notes payable, which are due in August 2003, to current from non-current.

During the three months ended September 30, 2002, the Company sold 330,400 shares of its common stock and increased capital, net of transaction costs by $718,620. Of this amount, $261,000 was sold prior to the merger on September 5, 2002 and $457,620, including converting $198,000 in notes payable, was sold after the merger.

The Company has a significant working capital deficit, due primarily to $1,551,266 due to eResource Capital Group, Inc. ("RCG"), the parent of LFSI, and notes in the amount of $1,381,782 which are due in August 2003. The Company does not currently have sufficient cash flows to meet its obligations currently due within the next 12 months. The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives and potential sales of its Common Stock in private placement transactions. Additionally, the Company plans on negotiating with its debt holders to extend some or all of the debt due in August 2003. If (i) we are unable to grow our business or improve our operating cash flows as expected, (ii) we are unsuccessful in extending a substantial portion of the debt repayments scheduled for August 2003, or (iii) we are unable to raise additional funds through private placement sales of its Common Stock, then we will need to secure alternative debt or equity financing to provide us with additional working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its shareholders would be diluted.

SALES AND REVENUES

During the three months ended September 30, 2002, sales declined $204,201 (27.4%) from the year earlier amount of $743,991 to $539,790. During the year earlier period, all sales were from LST's company owned locations in Charlotte, NC, Greenville, NC, Hilton Head, SC and Raleigh, NC. During the current year period, sales include $421,639 from LST's company owned locations and $118,151 in franchising revenue. The franchising revenue is solely from royalties and procurement fees charged to franchises, which did not commence until the second quarter of last fiscal year. The decline in company owned locations revenue is principally the result of the sale in September 2001 of the locations in Greenville, NC, Hilton Head, SC and Raleigh, NC and down-sizing of the location in Charlotte. The Charlotte location had increased sales in the prior year through bidding and undertaking work too cheaply, accordingly, Charlotte elected to reduce the volume of work being done, and the associated direct operating costs, and concentrate on more profitable work. The Company is still working to reduce its fixed operating costs while also selling more profitable work.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative ("SG&A") expenses have increased $34,290 (5.4%) to $669,259 from the year earlier period amount of $634,969. The majority of the increase was a result of the costs associated with becoming a separate reporting entity with the Securities and Exchange Commission.

Salaries and wages represent the largest item included in SG&A and it declined by 15.6% from $321,826 to $271,584, which was offset by increases in consulting and professional fees of $13,638 and rent of $14,347.

GAIN ON DISPOSAL OF FIXED ASSETS

In September 2001, the Company sold its branch locations in Greenville/Columbia, SC, Raleigh, NC and Hilton Head, SC to entities that are now operating these locations as franchises. These branches, which had a net equity deficit of $36,700, were sold for net proceeds of $134,900 resulting in a net gain of $171,600.

DEBT FORGIVENESS

In August 2001, affiliates of LST forgave indebtedness in the amount of $24,351.

INTEREST EXPENSE

Interest expense increased from $21,037 in the prior year period to $47,519 during the three months ended September 30, 2002. The increase is due to the higher level of debt outstanding during the current year quarter as compared to the prior year quarter. The majority of the Company's current debt was obtained in August 2001 and accordingly would have been outstanding only one-half of the prior year quarter.

ITEM 3.  CONTROLS AND PROCEDURES

The Company has established and currently maintains controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, the Company conducts an update and a review and evaluation of the effectivenessof the Company's disclosure controls and procedures. In the opinion of the Company's principal executive officer, based upon an evaluation completed within 90 days prior to the filing of this report, that the Company's disclosure controls and procedures are sufficiently effective to ensure that any materialinformation relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended September 30, 2002, the Company sold 330,400 shares of its $.001 par value Common Stock for net proceeds of $718,620, to sophisticated investors. Of this amount, $261,000 was sold prior to the merger on September 5, 2002 and $457,620 was completed after the merger. The proceeds were used for working capital. The small business issuer claimed exemption from registration based upon Section 4(2) of the Securities and Exchange Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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


ITEM 5.  OTHER INFORMATION

         On September 5, 2002, Paul Johnson became Chief Executive Officer of the Company. The Company currently does not employ a Chief Financial Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - 99.1 Certificate Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K - i) On November 4, 2002, the Company filed its Form 8-K dated October 31, 2002 to report the change in its principal accountant from Stephen P. Higgins, CPA to Crisp Hughes Evans LLP, the current auditor of LST. ii) On November 18, 2002, the Company filed its Form 8-K/A dated September 5, 2002 to report the audited financial statements of LST, Inc. and subsidiaries. Financial statements included the audit of LST, Inc. as of June 30, 2002 and for the two years then ended. Pro forma statements were not included.



                                                      SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LIFESTYLE INNOVATIONS, INC.



   Date:    November 19, 2002     By:      /s/ Paul Johnson
                                           ---------------------------
                                           Paul Johnson, Chief Executive Officer
                                           and Principal Accounting Officer

                                                    CERTIFICATION

I, Paul Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Lifestyle Innovations, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the Company, particularly during the period in which this quarterly report is being prepared;
         b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c)  presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 19, 2002                            /s/ Paul Johnson
                                             --------------------------
                                            Paul Johnson
                                            Chief Executive Officer

         Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

Pursuant to and solely for purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), the undersigned hereby certifies in the capacity and on the date indicated below that:

1. The Quarterly Report of Lifestyle Innovations, Inc. (the "Registrant") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


       Date:    November 19, 2002       By:      /s/Paul Johnson
                                                 --------------------------
                                                 Paul Johnson
                                                 Chief Executive Officer