Form 10QSB
period 2002-12-31
LIFESTYLE INNOVATIONS INC
filed 2003-02-14
CIK 80327

FORM 10-QSB

                          U. S. SECURITIES AND EXCHANGE
                                   COMMISSION

                              WASHINGTON, DC 20549

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                      For Quarter Ended: December 31, 2002


                        Commission File Number: 001-04026


                           LIFESTYLE INNOVATIONS, INC.
        (Exact name of small business issuer as specified in its charter)


            Nevada                                 82-6008727
     (State of Incorporation)                (IRS Employer ID No)



           3801 William D. Tate Avenue, Suite 100, Grapevine, TX 76051
           -----------------------------------------------------------
                     (Address of principal executive office)

                                  817-421-0010
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .


The number of shares outstanding of registrant's common stock, par value $.001 per share, as of December 31, 2002 was 20,352,930 shares.

Transitional Small Business Disclosure Format (Check one): Yes      No    X    .
                                                              -----     ----





                                      Lifestyle Innovations, Inc. and Subsidiaries
                             (A Majority Owned Subsidiary of eResource Capital Group, Inc.)

                                                         INDEX

                                                                                                               Page
                                                                                                                No.
Part I.     Financial Information (unaudited)

     Item 1.Condensed Consolidated Balance Sheet - December 31, 2002                                             3

            Condensed Consolidated Statements of Operations -                                                    4
            Three Months Ended December 31, 2002 and 2001

            Condensed Consolidated Statements of Operations -                                                    5
            Six Months Ended December 31, 2002 and 2001

            Condensed Consolidated Statement of Stockholders' Equity -                                           6
            Six Months Ended December 31, 2002

            Condensed Consolidated Statements of Cash Flows -                                                    7
            Six Months Ended December 31, 2002 and 2001

            Notes to Condensed Consolidated Financial Statements -                                              8-18
            Six Months Ended December 31, 2002 and 2001

     Item 2.Management's Discussion and Analysis of Financial Condition and                                    19-21
            Results of Operations

  Item 3.   Controls and Procedures                                                                              21

Part II.    Other Information                                                                                  22-25

Lifestyle Innovations, Inc. and Subsidiaries
(A Majority Owned Subsidiary of eResource Capital Group, Inc.)
Condensed Consolidated Balance Sheet
December 31, 2002
(Unaudited)

Assets

Current assets
  Cash and cash equivalents ....................................   $     24,373
  Accounts receivable, net of allowance for bad debts of $13,978        870,053
  Investments ..................................................         25,587
  Inventories ..................................................        121,014
  Prepaid expenses and other assets ............................         40,740
                                                                   ------------
    Total current assets .......................................      1,081,767
Property and equipment, net ....................................        332,746
Other assets ...................................................         15,528
Goodwill, net ..................................................      8,920,226
                                                                   ------------
  Total assets .................................................   $ 10,350,267
                                                                   ============

Liabilities and Stockholders' Equity

Current liabilities
 Notes payable .................................................   $  1,627,701
 Accounts payable and accrued expenses .........................      1,595,320
 Unearned income ...............................................         60,510
 Due to related parties ........................................         36,245
 Due to RCG and it subsidiaries ................................      1,407,927
                                                                   ------------
Total current liabilities ......................................      4,727,703
Long-term debt, less current portion ...........................        163,000

Stockholders' equity
  Preferred stock, $.10 par value.  Authorized 1,000,000 shares;           --
    no shares issued and outstanding
  Common stock, $.001 par value.  Authorized 250,000,000 shares;         20,353
   issued and outstanding 20,352,930 shares
  Additional paid in capital ...................................     12,316,303
  Stock subscription receivable ................................         (4,000)
  Retained deficit .............................................     (6,873,092)
                                                                   ------------
Total stockholders' equity .....................................      5,459,564
                                                                   ------------
  Total liabilities and stockholders' equity ...................   $ 10,350,267
                                                                   ============

See accompanying notes to consolidated financial statements.

Lifestyle Innovations, Inc. and Subsidiaries
(A Majority Owned Subsidiary of eResource Capital Group, Inc.)
Condensed Consolidated Statements of Operations
Three months ended December 31, 2002 and 2001

(Unaudited)


                                                     2002            2001

Sales and revenues ..........................   $    561,345    $  1,002,349
Cost of sales ...............................        339,588         512,167
                                                ------------    ------------
  Gross profit ..............................        221,757         490,182

Other expense (income):
  Selling, general and administrative expense        628,267         436,176
  Loss (gain) on disposal of fixed assets ...          1,322            --
  Management fee - parent ...................         30,000          50,000
  Interest expense ..........................         47,877          47,408
                                                ------------    ------------
                                                     707,466         533,584
                                                ------------    ------------
Loss before income taxes ....................       (485,709)        (43,402)
Income taxes ................................           --              --
                                                ------------    ------------
Net loss ....................................   $   (485,709)   $    (43,402)
                                                ============    ============

Net loss per share, basic and diluted .......   $      (0.02)   $      (0.00)
                                                ============    ============

Weighted Average Shares Outstanding .........     20,306,191      16,000,000
                                                ============    ============


See accompanying notes to consolidated financial statements.

Lifestyle Innovations, Inc. and Subsidiaries
(A Majority Owned Subsidiary of eResource Capital Group, Inc.)
Condensed Consolidated Statements of Operations
Six months ended December 31, 2002 and 2001

(Unaudited)


                                                      2002           2001

Sales and revenues ..........................   $  1,101,135    $  1,746,340
Cost of sales ...............................        696,059       1,104,553
                                                ------------    ------------
  Gross profit ..............................        405,076         641,787

Other expense (income):
  Selling, general and administrative expense      1,297,526       1,071,145
  Loss (gain) on disposal of fixed assets ...          1,322        (171,600)
  Management fee - parent ...................         60,000          97,000
  Debt forgiveness ..........................           --           (24,351)
  Interest income ...........................           (506)           --
  Interest expense ..........................         95,396          68,445
                                                ------------    ------------
                                                   1,453,738       1,040,639
                                                ------------    ------------
Loss before income taxes ....................     (1,048,662)       (398,852)
Income taxes ................................           --              --
                                                ------------    ------------
Net loss ....................................   $ (1,048,662)   $   (398,852)
                                                ============    ============

Net loss per share, basic and diluted .......   $      (0.06)   $      (0.02)
                                                ============    ============

Weighted Average Shares Outstanding .........     18,727,648      16,000,000
                                                ============    ============


See accompanying notes to consolidated financial statements.

Lifestyle Innovations, Inc. and Subsidiaries
(A Majority Owned Subsidiary of eResource Capital Group, Inc.)
Condensed Consolidated Statement of Stockholders' Equity
Six Months Ended December 31, 2002
(Unaudited)

                                                            Additional    Stock
                                      Common Stock            Paid-in   Subscription   Retained
                                 Shares        Par Value      Capital    Receivable   (Deficit)          Total
                                 ------        ---------     -------     ----------   ----------         -----

Balance, June 30, 2002 ...    16,000,000   $    16,000   $11,602,587   $      --      $(5,824,430)   $ 5,794,157
Acquire Lifestyle
 Innovations, Inc ........     4,074,530         4,075       103,574        (4,000)          --          103,649
Notes payable converted
 to common stock .........       100,000           100       217,400          --             --          217,500
Common stock sold for
 cash ....................       178,400           178       392,742          --             --          392,920
Net loss .................          --            --            --            --       (1,048,662)    (1,048,662)
                              -----------   -----------   -----------    -----------  -----------     ----------
Balance, December 31, 2002    20,352,930   $    20,353   $12,316,303   $    (4,000)   $(6,873,092)   $ 5,459,564
                             ============   ===========   ===========    ===========  ===========     ==========


See accompanying notes to consolidated financial statements.

Lifestyle Innovations, Inc. and Subsidiaries
(A Majority Owned Subsidiary of eResource Capital Group, Inc.)
Condensed Consolidated Statements of Cash Flows
Six months ended December 31, 2002 and 2001

(Unaudited)

                                                          2002            2001

Cash flows from operating activities
Net loss ..........................................   $(1,048,662)   $  (398,852)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation ....................................        65,138         36,816
  Gain on sale of assets ..........................          --         (171,600)
  Allowance for bad debts .........................         4,000           --
  Decrease (increase) in assets:
    Accounts receivable ...........................      (350,373)      (165,684)
    Inventories ...................................          (399)      (102,748)
    Prepaid expenses and other assets .............        17,691       (173,242)
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses .........       535,080        170,866
    Deposits and unearned income ..................       (22,038)      (253,235)

                                                      -----------    -----------
Net cash used in operating activities .............      (799,563)    (1,057,679)
                                                      -----------    -----------

Cash flows from investing activities
 Acquisition of property and equipment ............       (52,357)      (107,066)
 Acquisition of Lifestyle Tech -Atlanta ...........          --         (289,991)

                                                      -----------    -----------
Net cash used in financing activities .............       (52,357)      (397,057)
                                                      -----------    -----------

Cash flows from financing activities
Common stock issued for cash ......................       412,420           --
Cash received in excess of cash paid in acquisition       273,518           --
Loan proceeds .....................................        75,000      1,517,276
Repayment of notes payable ........................       (18,000)          --
Loans from related party ..........................       121,078         11,875

                                                      -----------    -----------
Net cash provided by financing activities .........       864,016      1,529,151
                                                      -----------    -----------
Net increase in cash and cash equivalents .........        12,096         74,415
Cash and cash equivalents, beginning of period ....        12,277          1,426
                                                      -----------    -----------
Cash and cash equivalents, end of period ..........   $    24,373    $    75,841
                                                      ===========    ===========



See accompanying notes to consolidated financial statements.

Lifestyle Innovations, Inc. and Subsidiaries
(A Majority Owned Subsidiary of eResource Capital Group, Inc.)
Notes to Condensed Consolidated Financial Statements
Six months ended December 31, 2002 and 2001
 (Unaudited)


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

              At December 31, 2002 the Company has a significant working capital deficit, due primarily to $1,407,927 due to RCG and its subsidiaries, $1,595,320 in accounts payable and accrued expenses, notes payable in the amount of $1,381,782 which are due in August 2003 and $209,919 in notes payable due on demand. The Company does not currently have sufficient cash flows to meet its obligations currently due within the next 12 months. The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives and potential sales of its Common Stock in private placement transactions. Additionally, the Company plans on negotiating with its debt holders to extend some or all of the debt due in August 2003. If the Company is (i) unable to grow its business or improve its operating cash flows as expected,
              (ii) unsuccessful in extending a substantial portion of the debt repayments scheduled for August 2003, or (iii) unable to raise additional funds through private placement sales of our Common Stock, then the Company will need to secure alternative debt or equity financing to provide it with additional working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's shareholders would be diluted.

(2) Organization - LFSI was organized in September 1950, under the laws of the State of Idaho.

              On September 5, 2002, LFSI acquired LST, a Delaware corporation, and its wholly owned subsidiaries, Lifestyle Technologies Franchising Corp., Lifestyle Security, Inc. and Lifestyle

              Technologies Atlanta, all organized in July 2001. LFSI issued 16,000,000 shares of its common stock to eResource Capital Group, Inc. ("RCG"), to acquire 100% interest in LST. At December 31, 2002 LFSI was a 78% subsidiary of RCG. LFSI had only nominal operations prior to the merger, leasing two condominium units, accordingly for accounting purposes the transaction has been treated as the issuance of stock by LST for the net monetary assets of LFSI, accompanied by a recapitalization of LST. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical financial statements prior to September 5, 2002 are those of LST.

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

         Prepaid Expenses

         Prepaid expenses include insurance and deferred costs. The deferred costs relate to a consulting agreement that required RCG to issue shares and warrants to the consultant. The original deferred cost of $57,000 is being amortized over the life of the service agreement.

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

         The Company accounts for goodwill and intangible assets in accordance with FAS 142. The Company adopted FAS 142 effective July 1, 2001. In completing the adoption of FAS 142, LST allocated its previously existing goodwill as of July 1, 2001 to its reporting units, as defined in FAS 142, and performed an initial test for impairment as of that date.

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

         Stock Options and Warrants

         The Company accounts for stock option grants to employees in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees" and options and warrants issued to non-employees under FAS No. 123, "Accounting For Stock Based Compensation". For the options and warrants issued to non-employees, the fair value of each award has been calculated using the Black-Scholes Model in accordance with FAS No. 123.

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

         Advertising Costs

         Advertising costs are generally charged to operations in the period incurred and totaled $20,103 and $24,082 for the six months ended December 31, 2002 and 2001, respectively and $11,238 and $13,894 for the three months ended December 31, 2002 and 2001, respectively.

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

         Income Taxes

         Income taxes are accounted for in accordance with FAS 109, "Accounting for Income Taxes". This Statement prescribes the use of the asset/liability method. Deferred taxes represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. They arise from differences between the financial reporting and tax basis of assets and liabilities and are adjusted for changes in tax laws and tax rates when those changes are enacted. The provision for income taxes represents the total of income taxes paid or payable for the current year, plus the change in deferred taxes during the year. Management of the Company elected to provide a reserve against the potential future income tax benefits from its current net operating loss, due to the uncertainty of its realization.

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


C.       INVESTMENTS

The Company's investments are comprised of a certificate of deposit, including accrued interest, which is pledged as collateral on a trade credit agreement with a vendor.

D.       PROPERTY AND EQUIPMENT

A summary of property and equipment as of December 31, 2002 is as follows:

          Real estate ...................   $  46,394
          Leasehold improvements ........      35,031
          Showrooms .....................     133,153
          Vehicles ......................      12,074
          Computers and office equipment      178,398
          Furniture and fixtures ........      54,993
          Computer software .............      40,197
                                            ---------
                                              500,240
          Less:  Accumulated depreciation    (167,494)
                                            ---------
          Property and equipment, net ...   $ 332,746
                                            =========


E.       NOTES PAYABLE

Notes payable at December 31, 2002 consist of the following:

     Note payable - due on demand bearing interest at the prime rate plus 1% and secured by assets pledged by an affiliate of the
      Company ..................................................................   $  100,000
     Note payable - due in August 2003 with interest at 10%;
      collateralized by certain home technology assets (2) .....................      300,000
     Note payable - due in August 2003 with interest imputed at 8%;
      unsecured ................................................................       50,000
     Note payable - due on demand; with interest at 8% .........................       75,000
     Note payable - due on demand; with interest at 10%;
       collateralized by real estate ...........................................       34,919
     Note payable - due in August 2003 with interest at 12%; unsecured .........      381,782
     Note payable - due in August 2003 with interest at 12% and collateral-
      ized by certain home technology accounts receivable and inventory (1) ....      650,000
     Note payable - due in monthly installments of $3,000 and a balloon payment in July 2005; with interest at 8%; collateralized
      by home technology accounts receivable ...................................      199,000
                                                                                   ----------
                                                                                    1,790,701
     Less current maturities, including demand notes ...........................    1,627,701
                                                                                   ----------
     Long-term portion .........................................................   $  163,000
                                                                                   ==========

(1) At the option of the note holder, this note can be converted into RCG's Common Stock at a ratio of one share of Common Stock for each $4.55 of outstanding principal and interest.
(2) The principal and accrued interest on these notes payable are convertible to shares of RCG Common Stock at the greater of $1.12 per share or a 20% discount to the average closing price of the Common Stock for the ten days immediately preceding the conversion date.

F.   INCOME TAXES

Deferred income taxes at December 31, 2002 consist primarily of net operating loss carryforwards, which amount to approximately $5,612,000 and expire between 2020 and 2023. A valuation allowance has been recorded for the full amount of the deferred tax assets. Further, due to substantial limitations placed on the utilization of net operating losses following a change in control, utilization of such NOL's could be limited.


G.       STOCK OPTIONS AND WARRANTS

As discussed above, on September 5, 2002 RCG completed a transaction with LFSI to sell 100% of the common stock of LST in exchange for 16 million shares of LFSI stock. Pursuant to the terms of the Merger Agreement, each outstanding option or warrant issued to LST employees in connection with RCG's acquisition of LST will either be converted with the appropriate adjustment into an option or warrant to purchase LFSI common stock or will be terminated pursuant to their terms. If options or warrants are terminated pursuant to the terms of outstanding warrants or stock options agreements, or RCG's stock option plan, LFSI will grant warrants or options to holders of these securities. Newly granted options or warrants will be proportionate to the terminated amount and will have an exercise price equal to the market price of LFSI stock.

During the period ended December 31, 2002, the Company recorded $14,250 in non-cash expense related to common stock and stock purchase warrants that were granted to a consultant engaged to assist the Company in developing and implementing its national franchising program. The fair value of these warrants, $57,000, as determined in accordance with FAS 123 has been recorded on the Company's financial statements and is being amortized to expense over the service period of the related agreement. At December 31, 2002 the unamortized balance in prepaid expenses was $16,625.

H.       TRANSACTIONS WITH RELATED PARTIES

At December 31, 2002, notes and advances due to affiliates consisted of the following:

          DUE TO RELATED PARTIES
          Due to RCG and its subsidiaries ..........   $1,407,927
                                                       ==========

          Note payable to Michael Pruitt, CEO of RCG       10,658
          Advance payable to Mr. Pruitt ............       25,587
                                                       ----------
                                                       $   36,245
                                                       ==========

The amount due to RCG and its subsidiaries represents net advances to and from RCG and its subsidiaries. RCG also provides various services to the Company, including accounting and finance assistance, capital and debt raising, human resources and other general and administrative services. For the six months ended December 31, 2002 and 2001, RCG charged the Company $60,000 and $97,000, respectively. For the three months ended December 31, 2002 and 2001, RCG charges the Company $30,000 and $50,000, respectively.

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

Mr. Pruitt is also a minority investor in a company that has purchased franchise licenses and business operations of LST's home technology business in three markets in South Carolina and in another company that has purchased franchise licenses in three locations in Maryland. The franchise locations in South Carolina owed the Company and its subsidiaries $139,000 at December 31, 2002 and the franchise locations in Maryland owed the Company and its subsidiaries $12,000 at December 31, 2002.

Paul B. Johnson, Chief Executive Officer and a director of the Company, is an investor in a company, which in November 2001 became a franchisee of the Company's home technology business in the Dallas, Texas market. The Dallas franchise location owed the Company and its subsidiaries $98,000 at December 31, 2002.

During fiscal 2002, Glenn Barrett resigned as President of Lifestyle and began LVA Technologies LLC ("LVA"), a low voltage wiring business that operates as a Lifestyle franchisee headquartered in Charlotte, NC to service the commercial market. The Company waived LVA's initial franchise fee for the commercial franchise. LVA also owns the Greenville and Columbia, SC franchises. LVA's low voltage wiring business pays royalties on products purchased from the Company at the same rate as the Company's other franchisees, however, it does not pay royalties on revenue generated from products purchased elsewhere as required of the Company's other franchisees, including the Greenville and Columbia, SC franchises. LVA and its subsidiaries owed the Company and its subsidiaries $265,000 at December 31, 2002.

At December 31, 2002, total debt outstanding to G. David Gordon and a company in which he is the president and a shareholder, was $431,782 which is reflected in notes payable on the Condensed Consolidated Balance Sheet. The loans, which arose during fiscal 2002, bear interest at 8% to12%. Mr. Gordon and this company also loaned RCG an additional $1,144,000 during fiscal 2002 at interest rates of 8% to 12%. Mr. Gordon also acts as special legal counsel to RCG and the Company from time to time.

Mr. Gordon has an ownership interest in eight of the Company's franchises, including two locations that were purchased during fiscal 2002 from the Company and for which the Company recorded a gain of $119,000. Mr. Gordon has an ownership interest in the three markets in South Carolina along with Mr. Pruitt, as discussed above; the Dallas market along with Mr. Johnson; and four additional markets in Houston, Texas, Raleigh, North Carolina, Wilmington, North Carolina and Greensboro, North Carolina. These four markets owed the Company and its subsidiaries $112,000 at December 31, 2002.


I.       BUSINESS SEGMENT INFORMATION

Information related to business segments is as follows:

                                         Company Owned
                                           Locations    Franchising  Corporate    Total

     SIX MONTHS ENDED DECEMBER 31, 2002

     Revenue
       External customers .............   $  866,840   $   256,922   $  3,346   $1,127,108
       Intersegment ...................   $     --     $   45,003    $   --     $   45,003

     Net loss from operations .........   $  688,561   $   193,955   $132,170   $1,014,686


     SIX MONTHS ENDED DECEMBER 31, 2001

     Revenue from external customers ..   $1,403,917   $   342,423   $   --     $1,746,340

     Net loss from operations .........   $  205,608   $   193,244   $   --     $  398,852


Corporate includes the real estate investment and the costs associated with the requirements of a public company.


J.       CONTINGENCIES

As a part of the issue of 16,000,000 shares of its Common Stock to RCG, LFSI was obligated to file a registration statement within 90 days of the September 5, 2002 closing date of the transaction. If LFSI did not meet this deadline, it was obligated to issue an option to RCG for 1,000,000 shares of LFSI common stock at 20% of the last bid price for the LFSI common stock on the triggering date. As a result of the potential acquisition of FutureSmart Systems, Inc. ("FutureSmart") by LFSI (See Note K), RCG and LFSI have agreed to extend the deadline for filing the registration statement until May 31, 2003 or a later date consistent with any registration rights associated with the potential acquisition of FutureSmart.

K.       LETTER OF INTENT

On November 27, 2002 LFSI executed a non-binding Letter of Intent ("LOI") to acquire FutureSmart Systems, Inc., a privately held Delaware corporation. The LOI was amended on January 15, 2003, primarily to extend the Closing Date to February 15, 2003. FutureSmart is a manufacturer of structured wiring and home networking systems. FutureSmart develops and distributes home technology products designed to meet the current and future needs of homeowners for computer networking, audio/video distribution and home automation. Their products include: distribution panels, computer networking components, security systems, telephone distribution systems, and wiring for home technologies. One condition to the closing requires LFSI to obtain working capital for FutureSmart. LFSI is currently attempting to obtain such financing, however, there can be no assurance sufficient financing will be arranged or the acquisition will be consummated.

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

On September 5, 2002, LFSI acquired LST, a Delaware corporation, and its wholly owned subsidiaries, Lifestyle Technologies Franchising Corp., Lifestyle Security, Inc. and Lifestyle Technologies Atlanta. LFSI issued 16,000,000 shares of its common stock to eResource Capital Group, Inc. ("RCG"), to acquire 100% interest in LST. At December 31, 2002 LFSI was a 78% subsidiary of RCG. LFSI had only nominal operations prior to the merger, leasing two condominium units, accordingly for accounting purposes the transaction has been treated as the issuance of stock by LST for the net monetary assets of LFSI, accompanied by a recapitalization of LST. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical financial statements prior to September 5, 2002 are those of LST.

On April 24, 2001, LFSI had a change in control and acquired a new subsidiary, Brittany Enterprises, Inc. LFSI issued 18,000,000 shares (subsequently reverse-split to 2,571,429 shares) of its $.10 par value common stock to acquire Brittany. Brittany owns two condominium units in Dallas, Texas, which are currently under lease.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2002 LFSI had a working capital deficit of $3,645,936 as compared to a working capital deficit of $1,885,664 at June 30, 2002, an increase of $1,760,272. The largest component of the increase resulted from a transfer of $1,381,782 in notes payable, which are due in August 2003, to current from non-current. In addition, accounts payable and accrued expenses have increased $535,080 and the net payable to RCG and subsidiaries of $1,476,453 at June 30, 2002 had been reduced to $1,407,927 at December 31, 2002.

During the six months ended December 31, 2002, the Company sold 398,400 shares of its common stock and increased capital, net of transaction costs by $871,420. Of this amount, $261,000 was sold prior to the merger on September 5, 2002 and $610,420, including converting $198,000 in notes payable, was sold after the merger.

At December 31, 2002 the Company has a significant working capital deficit, due primarily to $1,407,927 due to RCG and its subsidiaries, $1,595,320 in accounts payable and accrued expenses, notes payable in the amount of $1,381,782 which are due in August 2003 and $209,919 in notes payable due on demand. The Company does not currently have sufficient cash flows to meet its obligations currently due within the next 12 months. The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives and potential sales of its Common Stock in private placement transactions. Additionally, the Company plans on negotiating with its debt holders to extend some or all of the debt due in August 2003. If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the debt repayments scheduled for August 2003, or (iii) unable to raise additional funds through private placement sales of our Common Stock, then the Company will need to secure alternative debt or equity financing to provide it with additional working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's shareholders would be diluted.

SALES AND REVENUES
During the six months ended December 31, 2002, sales declined $645,205 (36.9%) from the year earlier amount. During the year earlier period, $1,403,917 of the sales were from LST's company owned locations in Charlotte, NC, Greenville, NC, Hilton Head, SC and Raleigh, NC. During the current year period, sales include $840,867 from LST's company owned locations. The decline in company owned locations revenue is principally the result of the sale in September 2001 of the locations in Greenville, NC, Hilton Head, SC and Raleigh, NC. The franchising revenue is solely from franchise fees, royalties and procurement fees charged to franchises, which did not commence until the second quarter of last fiscal year. Franchise revenues amounted to $256,922 in the current year period as compared to $342,423 in the year earlier period. Of these amounts, $40,000 and $280,000 represent sales of franchises and $216,922 and $62,423 represent revenues from royalties and procurement fees, respectively. The revenues from the sale of franchises has declined substantially from the initial sales, however, the majority of the decline has been offset by increased recurring revenues from royalties and procurement fees.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
Selling, general and administrative ("SG&A") expenses have increased $226,381 and $192,091 during the six and three month periods ended December 31, 2002 as compared to the year earlier periods. The majority of the increase was a result of the costs associated with becoming a separate reporting entity with the Securities and Exchange Commission.

During the six month period ended December 31, 2002 the Company incurred new costs of $140,342 for corporate overhead, which includes $51,500 in payroll costs, $60,558 in professional fees and $23,581 in travel costs. During the current year period, SG&A for the franchising group was $455,293 as compared to $503,118 during the prior year period. SG&A for company owned stores was $748,892 as compared to $568,027 during the prior year period. The Company is continuing to attempt to reduce its overhead costs while still emphasizing growing the franchise portion of the business.

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

INTEREST EXPENSE
Interest expense increased from $68,445 in the prior year period to $95,396 during the six months ended December 31, 2002. The increase is due to the higher average level of debt outstanding during the current year period as compared to the prior year period. The majority of the Company's current debt was obtained in August 2001 and accordingly would have been outstanding only approximately 75% of the prior year period.

ITEM 3.  CONTROLS AND PROCEDURES

The Company has established and currently maintains controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, the Company conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. In the opinion of the Company's principal executive officer, based upon an evaluation completed within 90 days prior to the filing of this report, the Company's disclosure controls and procedures are sufficiently effective to ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended December 31, 2002, the Company sold 68,000 shares of its $.001 par value Common Stock for net proceeds of $152,800, to sophisticated investors. The proceeds were used for working capital. The small business issuer claimed exemption from registration based upon Section 4(2) of the Securities and Exchange Act of 1933 (the "Act").

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         The Company currently does not employ a Chief Financial Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - 99.1 Certificate Pursuant to 18 U.S.C. Section 1350
         (b)      Reports on Form 8-K
                  i) On November 4, 2002, the Company filed its Form 8-K dated October 31, 2002 to report the change in its principal accountant from Stephen P. Higgins, CPA to Crisp Hughes Evans LLP, the current auditor of LST.
                  ii) On November 18, 2002, the Company filed its Form 8-K/A dated September 5, 2002 to report the audited financial statements of LST, Inc. and subsidiaries. Financial statements included the audit of LST, Inc. as of June 30, 2002 and for the two years then ended. Pro forma statements were not included.

                                                       SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     LIFESTYLE INNOVATIONS, INC.



  Date:    February 14, 2003        By:    /s/ Paul Johnson
                                           ---------------------------
                                           Paul Johnson, Chief Executive Officer
                                           and Principal Accounting Officer

                                                     CERTIFICATION

I, Paul Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Lifestyle Innovations, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the Company, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and reportfinancial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


February 14, 2003                                 /s/ Paul Johnson
                                                  --------------------------
                                                  Paul Johnson
                                                  Chief Executive Officer

         Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

         Pursuant to and solely for purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), the undersigned hereby certifies in the capacity and on the date indicated below that:

                  1. The Quarterly Report of Lifestyle Innovations, Inc. (the "Registrant") on Form 10-QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of
                           Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                  Date:    February 14, 2003    By: /s/Paul Johnson
                                                   --------------------------
                                                   Paul Johnson
                                                   Chief Executive Officer