Form 10QSB
period 2003-03-31
LIFESTYLE INNOVATIONS INC
filed 2003-05-20
CIK 80327

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                        For Quarter Ended: March 31, 2003


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


The number of shares outstanding of registrant's common stock, par value $.001 per share, as of March 31, 2003 was 20,352,930 shares.

Transitional Small Business Disclosure Format (Check one):  Yes    No    X    .
                                                              -----     ----





                                      Lifestyle Innovations, Inc. and Subsidiaries
                             (A Majority Owned Subsidiary of eResource Capital Group, Inc.)

                                                         INDEX

                                                                                                                Page
                                                                                                                 No.

Part I.     Financial Information (unaudited)

     Item 1.Condensed Consolidated Balance Sheet - March 31, 2003                                                3

            Condensed Consolidated Statements of Operations -                                                    4
            Three Months Ended March 31, 2003 and 2002

            Condensed Consolidated Statements of Operations -                                                    5
            Nine Months Ended March 31, 2003 and 2002

            Condensed Consolidated Statement of Stockholders' Equity -                                           6
            Nine Months Ended Mach 31, 2003

            Condensed Consolidated Statements of Cash Flows -                                                    7
            Nine Months Ended March 31, 2003 and 2002

            Notes to Condensed Consolidated Financial Statements -                                              8-22
            Nine Months Ended March 31, 2003 and 2002

     Item 2.Management's Discussion and Analysis of Financial Condition and                                    23-26
            Results of Operations

  Item 3.   Controls and Procedures                                                                              26

Part II.    Other Information                                                                                  27-32




Lifestyle Innovations, Inc. and Subsidiaries
(A Majority Owned Subsidiary of eResource Capital Group, Inc.)
Condensed Consolidated Balance Sheet
March 31, 2003
(Unaudited)

Assets

Current assets
  Cash and cash equivalents ..............................................      $    534,483
  Accounts receivable, net of allowance for bad debts of $96,594 .........         1,165,101
  Inventories ............................................................           816,924
  Prepaid expenses and other assets ......................................           113,997
                                                                                ------------
    Total current assets .................................................         2,630,505
Property and equipment, net ..............................................           616,357
Other assets .............................................................            44,934
Goodwill, net ............................................................        11,784,298
                                                                                ------------
  Total assets ...........................................................      $ 15,076,094
                                                                                ============

Liabilities and Stockholders' Equity

Current liabilities
 Current portion of long-term debt, capital leases and notes payable .....      $  2,289,839
 Accounts payable and accrued expenses ...................................         3,724,278
 Unearned income .........................................................            35,822
 Due to related parties ..................................................           226,430
 Due to RCG and its subsidiaries .........................................         1,481,146
                                                                                ------------
Total current liabilities ................................................         7,757,515
Long-term debt and capital leases, less current portion ..................         2,177,619

Stockholders' equity
  Series A Convertible Preferred stock, $.10 par value; 1,000,000 shares .           100,000
    authorized, issued and outstanding; liquidation preference $2,750,000;
    convertible into common stock, currently 1,000,000 shares
  Common stock, $.001 par value; authorized 250,000,000 shares; ..........            20,353
   issued and outstanding 20,352,930 shares
  Additional paid in capital .............................................        12,316,303
  Subscribed, unissued common stock ......................................           457,515
  Common stock warrants ..................................................           206,295
  Stock subscription receivable ..........................................            (4,000)
  Accumulated deficit ....................................................        (7,955,506)
                                                                                ------------
Total stockholders' equity ...............................................         5,140,960
                                                                                ------------
  Total liabilities and stockholders' equity .............................      $ 15,076,094
                                                                                ============

See accompanying notes to consolidated financial statements.




Lifestyle Innovations, Inc. and Subsidiaries
(A Majority Owned Subsidiary of eResource Capital Group, Inc.)
Condensed Consolidated Statements of Operations
Three months ended March 31, 2003 and 2002

(Unaudited)


                                                         2003               2002

Sales and revenues
  Products ..................................      $    815,702       $    393,045
  Services and other ........................           188,266            235,255
                                                     ------------       ----------
                                                      1,003,968            628,300
Cost of sales ...............................           606,582            419,489
                                                     ------------       ----------
  Gross profit ..............................           397,386            208,811

Other expense (income):
  Selling, general and administrative expense           867,192            501,113
  Stock option and warrant compensation .....           467,540              7,125
  Depreciation and amortization .............            33,466             21,237

  Loss on disposal of fixed assets ..........            10,710                 -
  Management fee - parent ...................            30,000             50,000
  Interest expense ..........................            70,892             38,506
                                                     ------------       ----------
                                                      1,479,800            617,981
                                                     ------------       ----------
Loss before income taxes ....................        (1,082,414)          (409,170)

Income taxes.................................                 -                  -
                                                     ------------        ----------
Net loss ....................................      $ (1,082,414)      $   (409,170)
                                                     ============        ==========

Net loss per share, basic and diluted .......      $      (0.05)      $      (0.03)
                                                     ============        ==========

Weighted Average Shares Outstanding .........         20,352,930         16,000,000
                                                     ============        ==========

See accompanying notes to consolidated financial statements.




Lifestyle Innovations, Inc. and Subsidiaries
(A Majority Owned Subsidiary of eResource Capital Group, Inc.)
Condensed Consolidated Statements of Operations
Nine months ended March 31, 2003 and 2002

(Unaudited)


                                                        2003              2002

Sales and revenues
  Products ..................................        1,656,569         1,796,962
  Services and other ........................          448,534           577,678
                                                   -----------       -----------
                                                     2,105,103         2,374,640
Cost of sales ...............................        1,302,641         1,524,042
                                                   -----------       -----------
  Gross profit ..............................          802,462           850,598

Other expense (income):
  Selling, general and administrative expense        2,085,330         1,525,942
  Stock option and warrant compensation .....          481,790            16,625
  Depreciation and amortization .............           98,604            58,053
  Loss (gain) on disposal of fixed assets ...           12,032          (171,600)
  Management fee - parent ...................           90,000           147,000
  Debt forgiveness by related parties........              -             (24,351)
  Interest income............................             (506)              -
  Interest expense ..........................          166,288           106,951
                                                   -----------       -----------
                                                     2,933,538         1,658,620
                                                   -----------       -----------
Loss before income taxes ....................       (2,131,076)         (808,022)
Income taxes.................................                -                 -
                                                   -----------       -----------
Net loss ....................................      $(2,131,076)      $  (808,022)
                                                   ===========       ===========

Net loss per share, basic and diluted .......      $     (0.11)      $     (0.05)
                                                   ===========       ===========

Weighted Average Shares Outstanding..........       19,261,500        16,000,000
                                                   ===========       ===========


See accompanying notes to consolidated financial statements.


Lifestyle Innovations, Inc. and Subsidiaries
(A Majority Owned Subsidiary of eResource Capital Group, Inc.)
Condensed Consolidated Statement of Stockholders' Equity
Nine Months Ended March 31, 2003
(Unaudited)

                                                                                  Additional
                                  Preferred Stock             Common Stock          Paid-in
                               Shares     Par Value       Shares       Par Value    Capital
                               ------     ---------       ------       ---------    -------

Balance, June 30, 2002            -     $       -      16,000,000   $    16,000   $11,602,587
Acquire Lifestyle
 Innovations, Inc. ....           -             -       4,074,530         4,075        84,074
Acquire FutureSmart
 Systems, Inc. ........     1,000,000       100,000           -             -             -
Notes payable converted
 to common stock ......           -             -         100,000           100       217,400
Common stock sold for
 cash .................           -             -         178,400           178       412,242
Net loss ..............           -             -             -             -             -
                                        -----------   -----------   -----------   -----------
Balance, March 31, 2003     1,000,000   $   100,000    20,352,930   $    20,353   $12,316,303
                                        ===========   ===========   ===========   ===========

                             Subscribed
                              Unissued      Common        Stock
                               Common       Stock      Subscription    Retained
                               Stock       Warrants     Receivable    (Deficit)       Total
                             ---------     --------     ----------     --------       -----

Balance, June 30, 2002  $         -     $       -     $       -      $(5,824,430)   $ 5,794,157
Acquire Lifestyle
 Innovations, Inc. ....           -             -          (4,000)           -           84,149
Acquire FutureSmart
 Systems, Inc. ........           -         206,295           -              -          306,295
Notes payable converted
 to common stock ......           -             -             -              -          217,500
Common stock sold for
 cash .................       457,515           -             -              -          869,935
Net loss ..............           -             -             -       (2,131,076)    (2,131,076)
                                        -----------   -----------    -----------    -----------
Balance, March 31, 2003   $   457,515   $   206,295   $    (4,000)   $(7,955,506)   $ 5,140,960
                                        ===========   ===========    ===========    ===========

See accompanying notes to consolidated financial statements.



Lifestyle Innovations, Inc. and Subsidiaries
(A Majority Owned Subsidiary of eResource Capital Group, Inc.)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2003 and 2002

(Unaudited)

                                                          2003            2002

Cash flows from operating activities
Net loss ..........................................   $(2,131,076)   $  (808,022)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation ....................................        98,604         58,053
  Loss (gain) on sale of assets ...................        12,032       (171,600)
  Common stock option expense .....................       481,790         16,625

  Allowance for bad debts .........................        55,713            -
  Acquisition of marketable securities
                                                              -         (150,000)
  Decrease (increase) in assets:
    Accounts receivable ...........................      (274,474)       (92,147)
    Inventories ...................................       (46,951)      (130,975)
    Prepaid expenses and other assets .............       (13,394)       (45,134)
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses .........       684,445        111,837
    Deposits and unearned income ..................       (46,726)      (374,187)

                                                      -----------    -----------
Net cash used in operating activities .............    (1,180,037)    (1,585,550)
                                                      -----------    -----------

Cash flows from investing activities
 Acquisition of property and equipment ............       (72,170)      (171,864)
 Acquisition of Lifestyle Tech -Atlanta
                                                              -         (289,991)

 Acquisition of FutureSmart Systems, Inc. .........      (364,107)           -
                                                      -----------    -----------
Net cash used in financing activities .............      (436,277)      (461,855)
                                                      -----------    -----------

Cash flows from financing activities

Common stock issued for cash ......................       412,420            -

Subscribed, unissued common stock .................       457,515            -

Cash received in excess of cash paid in acquisition       273,518            -
Loan proceeds .....................................       725,000      1,566,189

Repayment of notes payable ........................      (114,219)           -
Loans from related parties ........................       379,593        145,000
Advances from parent
                                                            4,693        400,508
                                                      -----------    -----------
Net cash provided by financing activities .........     2,138,520      2,111,697
                                                      -----------    -----------
Net increase in cash and cash equivalents .........       522,206         64,292
Cash and cash equivalents, beginning of period ....        12,277          1,426
                                                      -----------    -----------
Cash and cash equivalents, end of period ..........   $   534,483    $    65,718
                                                      ===========    ===========

See accompanying notes to consolidated financial statements.

Lifestyle Innovations, Inc. and Subsidiaries
(A Majority Owned Subsidiary of eResource Capital Group, Inc.)
Notes to Condensed Consolidated Financial Statements
Nine months ended March 31, 2003 and 2002
 (Unaudited)


A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1) Principles of Consolidation and Basis of Presentation - The consolidated financial statements include the accounts of Lifestyle Innovations, Inc. ("LFSI") and its wholly owned subsidiaries LST, Inc. ("LST"), LST Integrators, Inc. ("Integrators"), LifeStyle Technologies Franchising Corp. ("Franchising"), FutureSmart Systems, Inc. ("FutureSmart") and Brittany Enterprises, Inc. ("Brittany") (collectively the "Company"). All material intercompany accounts and transactions have been eliminated. Effective July 15, 2002 Princeton Mining Company changed its name to Lifestyle Innovations, Inc.

              At March 31, 2003 the Company has a significant working capital deficit of $5,127,010. The major components of the working capital deficit include: $1,481,146 due to RCG and its subsidiaries, $3,724,278 in accounts payable and accrued expenses and notes payable in the amount of $2,289,839. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives and potential sales of its Common Stock in private placement transactions. Additionally, the Company plans on negotiating with its debt holders to extend or convert some or all of the debt due in August 2003. If the Company is (i) unable to grow its business or improve its operating cash flows as expected,
              (ii) unsuccessful in extending a substantial portion of the debt repayments scheduled for August 2003, or (iii) unable to raise additional funds through private placement sales of its Common Stock, then the Company will need to secure alternative debt or equity financing to provide it with additional working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted.

(2) Organization - LFSI was organized in September 1950, under the laws of the State of Idaho.

              LFSI completed its acquisition of FutureSmart effective March 7, 2003 after which date the results of operations of FutureSmart are included in the consolidated financial statements. The acquisition is discussed in Note C.

              On September 5, 2002, LFSI acquired LST, a Delaware corporation, and its wholly owned subsidiaries, Lifestyle Technologies Franchising Corp., Lifestyle Security, Inc. and Lifestyle Technologies Atlanta, all organized in July 2001. LFSI issued 16,000,000 shares of its common stock to eResource Capital Group, Inc. ("RCG"), to acquire 100% interest in LST. At March 31, 2003 RCG owns 77% of the outstanding common stock of LFSI. On February 20, 2003 LFSI reorganized its corporate structure. LST Integrators, Inc. became a wholly owned subsidiary of LFSI and the company-store operations located in Charlotte, NC and Atlanta, GA were transferred to Integrators. Simultaneously Franchising became a wholly owned subsidiary of LFSI and LST and LifeStyle Security, Inc. became inactive. LFSI had only nominal operations prior to the merger, leasing two condominium units, accordingly for accounting purposes the transaction has been treated as the issuance of stock by LST for the net monetary assets of LFSI, accompanied by a recapitalization of LST. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical financial statements prior to September 5, 2002 are those of LST.

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

(3) Nature of Business - LST is a full service home technology integration company providing builders, homeowners, and commercial customers with complete installation and equipment for structured wiring, security, personal computer networking, audio, video, home theater, central vacuum and accent lighting. LST has also secured relationships with product manufacturers, distributors and service providers (cable, Internet service, broadband and security). The Company launched a national franchising program in the fourth quarter of fiscal 2001 and, has since sold 17 franchises. LST also owns and operates locations in the Charlotte, NC and Atlanta, GA markets.

              FutureSmart is a manufacturer and distributor of structured wiring and home networking systems. FutureSmart develops and distributes home technology products designed to meet the current and future needs of homeowners for computer networking, audio/video distribution and home automation. Their products include, distribution panels, computer networking components, security systems, telephone distribution systems and wiring for home technologies.

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

         Fair Value of Financial Instruments

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         o Cash and cash equivalents: The carrying amount reported in the balance sheet for cash approximates its fair value.
         o Accounts receivable and accounts payable: Due to their short term nature, the carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value. The Company provides for any losses through its allowance for doubtful accounts.
         o Notes payable: The carrying amount of the Company's notes payable approximate their fair value.

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

         Inventories

         Inventories for the LifeStyle company owned stores consists of purchased components, which are recorded at the lower of cost or market with cost being determined on a first-in, first-out (FIFO) method. Inventories for FutureSmart include materials, labor and overhead costs and are stated at the lower of FIFO cost or market.

          Property and Equipment

         Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is five to seven years for all categories except for computer software, with is depreciated over 3 years. Leasehold improvements are amortized over the life of the lease if it is shorter than the estimated useful life. Repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized. The cost of property and equipment and the related accumulated depreciation are removed from the accounts upon retirement or disposal with any resulting gain or loss being recorded as other income or expenses. Equipment under capital lease is recorded at the lesser of the fair value of the asset or the present value of minimum lease payments.

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

         Stock Options and Warrants

         The Company accounts for stock-based awards to employees using the intrinsic value method described in Accounting Principles Board Opinion

         (APB) No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price of the stock on the date of the grant.

         On March 7, 2003, pursuant to her employment agreement, Jacqueline E. Soechtig, Chief Executive Officer since March 7, 2003, was granted (1) an incentive stock option to purchase 500,000 shares of Common Stock at an exercise price equal to the trading price of such stock on the last trading day prior to Board approval ($5.10), with 166,666 option shares to vest and become exercisable on the effective date of the agreement and 166,667 option shares to vest and become exercisable on each of the first and second anniversaries of the effective date, subject to her continued employment and (2) a non-qualified stock option to purchase 500,000 shares at an exercise price equal to $2.50, with 166,666 option shares to vest and become exercisable on the effective date of this agreement and 166,667 option shares to vest and become exercisable on each of the first and second anniversaries of the effective date, subject to her continued employment. Both options will expire ten years from the effective date.

         On September 5, 2002, Paul Johnson, Chief Executive Officer of the Company until March 7, 2003, was granted an option to acquire 400,000 shares of Common Stock at an exercise price of $2.20, the trading price on that day. The option will expire three years from the effective date.

         SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, which were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations for awards from stock option plans were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected term, three and ten years from the date of grants in fiscal 2003; stock price volatility, 104% to 122%; risk free interest rate, 4.5% to 4.67%; and no dividends during the expected term as the Company does not have a history of paying cash dividends.

         If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income
         (loss) and net income (loss) per share, basic and diluted, would have been as follows:


                                                 Three Months Ended March 31, 2003 and 2002

                                                                                            2003                 2002
                                                                                            ----                 ----

         Net loss, as reported                                                    $      (1,082,414)  $         (409,170)

         Add:  Stock-based employee compensation included in reported net loss              460,415                    -

         Deduct:  Total stock-based compensation expense determined under fair
         value method for all awards                                                     (1,743,152)                   -
                                                                                   -----------------    -----------------

         Net loss, proforma                                                       $      (2,365,151)    $       (409,170)
                                                                                   =================    =================

         Net loss per share, basic and diluted                                    $            (.12)    $           (.03)
                                                                                   =================    =================

                                                  Nine Months Ended March 31, 2003 and 2002


         Net loss, as reported                                                     $      (2,131,076)   $        (808,022)

         Add:  Stock-based employee compensation included in reported net loss               460,415                    -

         Deduct:  Total stock-based compensation expense determined under fair
         value method for all awards                                                       (2,319,152)                  -
                                                                                     -----------------   -----------------

         Net loss, proforma                                                         $      (3,989,813)           (808,022)
                                                                                     =================   =================

         Net loss per share, basic and diluted                                      $            (.21)   $           (.05)
                                                                                     =================   =================

         Options and warrants issued to non-employees are accounted for under FAS No. 123, "Accounting for Stock Based Compensation". For the options and warrants issued to non-employees, the fair value of each award is calculated using the Black-Scholes Model in accordance with FAS No. 123.

         On May 7, 2002 the Board of Directors adopted and the shareholders approved by majority consent the Princeton Mining Company 2002 Stock Option Plan. The Plan provides for the issuance of up to 2 million shares of the Company's $.001 par value Common Stock in connection with stock options and other awards under the Plan. The Plan authorizes the grant of incentive stock options and non-statutory stock options. At March 31, 2003 there were options granted under the Plan for 1,050,000 shares (716,666 shares vested) and 950,000 shares available for grant.

         Revenue Recognition

         Integrator's home technology services work is completed in three phases
         - pre-wiring, trim-out and hardware installation. Integrator invoices its customers and records revenue as work is completed on each project. For alarm monitoring service contracts sold by Integrator, revenue is recognized only when the contracts are sold to third party finance companies or as billed if Integrator holds and services the contract. Integrator sells substantially all of its alarm monitoring contracts immediately subsequent to the date the contracts are signed by the customer.

         Sales of franchise licenses are recognized as revenue when the obligations under the franchise agreement are "substantially complete." Franchising generally defines "substantially complete" as the completion of training by the franchisee's General Manager and the approval of the franchise location plan.

         Royalties are based on a percentage of the sales recorded by franchisees and are recorded as earned. Procurement fees charged to franchisees are recorded in the month that the related product is shipped to the franchisee.

         Revenue from FutureSmart product sales is typically recognized at the time the product is shipped. Generally, the risks and rewards of the products, including title, are transferred at this time. FutureSmart records reserves for sales returns and uncollectible accounts at the time the product is shipped, which amounts have historically approximated actual results.

         Net Loss Per Common Share

         The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All potential dilutive securities are antidilutive as a result of the Company's net loss for the three and nine month periods ended March 31, 2003 and 2002, respectively. Accordingly, basic and diluted EPS are the same for each period.

         Advertising Costs

         Advertising costs are generally charged to operations in the period incurred and totaled $51,485 and $39,825 for the nine months ended March 31, 2003 and 2002, respectively and $31,382 and $11,660 for the three months ended March 31, 2003 and 2002, respectively.

         Marketing Fund

         Franchising's franchise agreement requires franchisees to pay 1.25% of their sales into a general marketing fund to be used to promote the Lifestyle name and home technology concept on a national basis. Franchising records these receipts into the marketing fund liability, classified in accounts payable and accrued expenses, which Franchising administers. The marketing fund is managed by a committee consisting of management of Franchising and representatives from certain franchises.

         Research and Development Costs

         Research and development costs are expensed as incurred.

         Income Taxes

         Income taxes are accounted for in accordance with FAS 109, "Accounting for Income Taxes", which prescribes the use of the asset/liability method. Deferred taxes represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. They arise from differences between the financial reporting and tax basis of assets and liabilities and are adjusted for changes in tax laws and tax rates when those changes are enacted. The provision for income taxes represents the total of income taxes paid or payable for the current year, plus the change in deferred taxes during the year. Management of the Company elected to provide a reserve against the potential future income tax benefits from its current net operating loss, due to the uncertainty of its realization.

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


C.       ACQUISITIONS AND DISPOSITIONS

FUTURESMART SYSTEMS, INC.
On March 7, 2003 LFSI completed its acquisition of FutureSmart Systems, Inc., a manufacturer and distributor of structured wiring and home networking distribution panels. The consolidated financial statements include the results of FutureSmart from the date of acquisition.

The purchase price of $801,910 consisted of the issuance of 1,000,000 shares of LFSI's $.10 par value preferred stock, a bridge loan by LFSI to FutureSmart of $224,830 and $477,080 in direct transaction costs. Total consideration was allocated as follows:

Current assets ..........................   $ 1,244,416
Property and equipment ..................       309,296
Goodwill and other intangible assets ....     2,864,072
Other ...................................        26,280
                                            -----------
     Total assets acquired ..............     4,444,064
Current liabilities .....................    (1,616,381)
Non-current liabilities .................    (2,025,773)
                                            -----------
     Total liabilities assumed ..........    (3,642,154)
                                            -----------
          Purchase price ................       801,910
Preferred stock issued ..................      (100,000)
Common stock warrants issued ............      (206,295)
Cash acquired ...........................      (131,508)
                                            -----------
          Cash paid, net of cash acquired   $  (364,107)
                                            ===========

The acquisition of FutureSmart was accounted for as a purchase in accordance with SFAS No. 141, and the Company has accordingly allocated the purchase price of FutureSmart based upon the fair values of the net assets acquired and liabilities assumed. The allocation of the purchase price has not been finalized; however, the Company does not expect material changes.

Pursuant to the acquisition agreement, the shareholders of FutureSmart could receive "Earn out Consideration" of up to 1,200,000 LFSI common shares if FutureSmart achieves certain "Performance Milestones."

In connection with LFSI's acquisition of FutureSmart RCG agreed until March 3, 2005, or one year from the registration of the shares of common stock for the FutureSmart shareholders if sooner, if RCG proposes to transfer 15% or more of the shares of LFSI owned by RCG (excluding registered offerings, sales to certain investors and related party sales) then certain of the FutureSmart shareholders shall have the right to participate in such transfer of stock on the same terms and conditions for up to 25% of the total sale.

The following table is prepared on a pro forma basis for the three and nine month periods ended March 31, 2003 and 2002 as though FutureSmart had been acquired as of the beginning of the period presented (unaudited: in thousands except per share amounts):

                                                                 Three Months               Nine Months
                                                                     Ended                     Ended
                                                                   March 31,                 March 31,
                                                              2003         2002         2003          2002
                                                              ----         ----         ----          ----

Revenues                                                  $     1,683    $    2,605   $    5,240   $     7,128
                                                          ===========    ==========   ==========   ===========

Net loss                                                  $    (1,702)   $     (985)  $   (4,309)  $    (4,131)
                                                          ===========    ==========   ==========   ===========

Basic and diluted loss per share                          $    (.08)     $   (.06)    $    (.22)   $     (.26)
                                                          =========      ========     =========    ==========

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

SALE OF BRANCHES
In September 2001, the Company sold its branch locations in Greenville/Columbia, SC, Raleigh, NC and Hilton Head, SC to entities that are now operating these locations as franchises. These branches, which had a net equity deficit of $36,700, were sold for net proceeds of $134,900 resulting in a net gain of $ 171,600.

LIFESTYLE TECHNOLOGIES ATLANTA, INC.
On July 10, 2001, the Company acquired certain net assets and the business of a home technology company in Atlanta, GA, now operated as Lifestyle Technologies Atlanta, Inc. ("LSTA") for $1,255,000 which was paid in cash ($275,000), RCG Common Stock (139,365 shares) and a four - year term note ($250,000). Including direct acquisition costs, the total purchase price aggregated $1,259,857 and the transaction was accounted for using the purchase method of accounting. The excess value of the purchase price over the fair value of the net assets on the acquisition date aggregated $1,207,669 which was allocated to goodwill.

D.       INVESTMENTS

The Company's investments, which are included in other assets, are comprised of a certificate of deposit, including accrued interest, which is pledged as collateral on a trade credit agreement with a vendor.

 E.      PROPERTY AND EQUIPMENT

A summary of property and equipment as of March 31, 2003 is as follows:

          Real estate ...................   $  46,394
          Leasehold improvements ........      35,031
          Showrooms .....................     184,962
          Vehicles ......................      12,074
          Computers and office equipment      333,163
          Furniture and fixtures ........     134,882
          Computer software .............      42,201
                                            ---------
                                              788,706
          Less:  Accumulated depreciation    (172,349)
                                            ---------
          Property and equipment, net ...   $ 616,357
                                            =========

F.       NOTES PAYABLE

Notes payable at March 31, 2003 consist of the following:

Note payable - due on demand bearing interest at the prime rate plus 1% and secured by assets pledged by a Related Party; past due; the Company is currently negotiating with the lender to extend the note, however there can
   be no assurance that they will be successful                                                $ 100,000
Note  payable - due in August 2003 with  interest at 10%;  collateralized  by certain home
   technology assets (2)                                                                         300,000
Unsecured note payable - due on demand; with interest at 6%                                      500,000
Unsecured note payable - due October 1, 2003; with interest at 12%                               225,000
Note payable - due on demand; with interest at 10%;
  collateralized by real estate                                                                   34,919
Note payable to related party - due in August 2003 with interest at 12%; unsecured               351,782
Note payable - due in August 2003 with interest at 12% and collateralized by certain
   home technology accounts receivable and inventory (1)                                         650,000
Capital leases with interest from 10.5% to 21.4%;  monthly payments  aggregating $3,486;
   due between March 2006 and November 2006                                                      103,310
Note payable with interest at 10.75%;  monthly payment,  including interest,  of $6,500;
   due October 2004                                                                              112,447
Convertible debentures;  joint obligation of LFSI and FutureSmart;  interest at 7% to be prepaid until March 5, 2005 with common stock of LFSI; convertible into common stock at $2.75 per share; collateralized by all assets of FutureSmart;
   senior to all other indebtedness of FutureSmart except the $112,447 note
   above; due March 5, 2005                                                                    1,900,000
Note payable - due in monthly installments of $3,000 and a balloon payment in
   July 2005; with interest at 8%; collateralized by home technology accounts
   receivable                                                                                    190,000
                                                                                           -------------
                                                                                               4,467,458
Less current maturities, including demand notes                                                2,289,839
                                                                                           --------------
Long-term portion                                                                            $ 2,177,619
                                                                                           ==============

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

RCG's Common Stock closed at $.31 on March 31, 2003.

G.       INCOME TAXES

Deferred income taxes at March 31, 2003 consist primarily of net operating loss carryforwards, which amount to approximately $6,190,000 and expire between 2020 and 2023. A valuation allowance has been recorded for the full amount of the deferred tax assets. Further, due to substantial limitations placed on the utilization of net operating losses following a change in control, utilization of such NOL's could be limited.

H.       NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

During the three months ended March 31, 2003, the Company sold 20.5 units of a private placement and realized net proceeds of $457,515. Each unit consists of 9,000 shares of Common Stock, $.001 par value and a Series A Warrant to purchase 3,000 shares of Common Stock for $3.33 per share. Legend Merchant Group, Inc. is acting as placement agent for the offering and receives a commission of 10%.

As a part of a private placement offering which was closed in December 2002, the Company sold 99.6 Units. Each Unit consisted of 4,000 shares of its Common Stock, 4,000 Series A Warrants and 4,000 Series B Warrants. The Series A Warrant entitles the holder to acquire the Company's Common Stock for $4.00 per share until its expiration on August 1, 2004. The Series B Warrant expires on August 1, 2005 and entitles the holder to acquire the Company's Common Stock for $6.00 per share.

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

During the period ended March 31, 2003, the Company recorded $21,375 in non-cash expense related to common stock and stock purchase warrants that were granted to a consultant engaged to assist the Company in developing and implementing its national franchising program. The fair value of these warrants, $57,000, as determined in accordance with FAS 123 has been recorded on the Company's financial statements and is being amortized to expense over the service period of the related agreement. At March 31, 2003 the unamortized balance in prepaid expenses was $9,500.

I.       CONVERTIBLE SERIES A PREFERRED STOCK

Effective March 3, 2003 the Company amended their Articles of Incorporation to authorize the issue of 1,000,000 shares of Series A Convertible Preferred Stock, par value $.10 per share. The principal preferences and rights of the Series A Preferred Stock are: (i) entitled to receive dividends when and if declared;
(ii) liquidation value of $2.75 per share plus an amount equal to 5% per annum on the original issue price; (iii) each holder of shares shall be entitled to the number of votes equal to the number of shares of Common Stock into which each share of Series A Preferred Stock could be converted; (iv) conversion is at the option of the holder until 51% of the then outstanding shares elect to convert, at which time all remaining outstanding Series A Preferred Stock shall automatically be converted into Common Stock; (v) and the initial conversion price of $2.75 per share is subject to adjustment in the event of certain occurrences.

J.       TRANSACTIONS WITH RELATED PARTIES

At March 31, 2003, notes and advances due to affiliates consisted of the following:

          DUE TO RELATED PARTIES
          Due to RCG and its subsidiaries .............................................................   $1,481,146
                                                                                                          ==========

          Note payable to Michael Pruitt, CEO of RCG ..................................................       10,658
          Advance from and accrued interest payable to Mr. Pruitt .....................................       47,870
          Advances from and accrued  interest  payable to G David Gordon, a shareholder and creditor of
          LFSI and RCG ................................................................................      167,907
                                                                                                          ----------
                                                                                                          $  226,430
                                                                                                          ==========

The amount due to RCG and its subsidiaries represents net advances to and from RCG and its subsidiaries. RCG also provides various services to the Company, including accounting and finance assistance, capital and debt raising, human resources and other general and administrative services. For the nine months ended March 31, 2003 and 2002, RCG charged the Company $90,000 and $147,000, respectively. For the three months ended March 31, 2003 and 2002, RCG charged the Company $30,000 and $50,000, respectively.

The note payable to Mr. Pruitt, CEO of RCG, indicated in the above table bears interest at 12% per annum and is due on demand. The advance payable to Mr. Pruitt bears interest at a variable rate, which approximates the rate of interest earned on the Company's certificate of deposit investment, and is due on demand.

Mr. Pruitt has pledged certain of his personal assets to secure a $100,000 bank credit facility for LST's home technology business. At March 31, 2003, the balance outstanding on this bank facility was $100,000. As noted above, the balance is currently past due and we are attempting to extend repayment terms. There can be no assurance we will be successful in obtaining an extension.

Mr. Pruitt is also a minority investor in a company that has purchased franchise licenses and business operations of LST's home technology business in three markets in South Carolina and in another company that has purchased franchise licenses in three locations in Maryland. At March 31, 2003, the franchise locations in South Carolina owed the Company and its subsidiaries $47,000 and the franchise locations in Maryland owed the Company and its subsidiaries $13,000.

Paul B. Johnson, President of the Company, is an investor in a company, which in November 2001 became a franchisee of the Company's home technology business in the Dallas, Texas market and purchased two additional locations in the Dallas, Texas market during the quarter ended March 31, 2003. The Dallas franchise location owed the Company and its subsidiaries $88,000 at March 31, 2003.

During fiscal 2002, Glenn Barrett resigned as President of Lifestyle and began LVA Technologies LLC ("LVA"), a low voltage wiring business that operates as a Lifestyle franchisee headquartered in Charlotte, NC to service the commercial market. The Company waived LVA's initial franchise fee for the commercial franchise. LVA also owns the Greenville and Columbia, SC franchises. LVA's low voltage wiring business pays royalties on products purchased from the Company at the same rate as the Company's other franchisees, however, it does not pay royalties on revenue generated from products purchased elsewhere as required of the Company's other franchisees, including the Greenville and Columbia, SC franchises. LVA and its subsidiaries owed the Company and its subsidiaries $286,000 at March 31, 2003.

At March 31, 2003, total debt outstanding to G. David Gordon and a company in which he is the president and a shareholder, was $351,782 which is included in notes payable on the Condensed Consolidated Balance Sheet. The loan, which arose during fiscal 2002, bears interest at 12%. Mr. Gordon and this company also loaned RCG an additional $1,144,000 during fiscal 2002 at interest rates of 8% to 12%. Mr. Gordon also acts as special legal counsel to RCG and the Company from time to time.

Mr. Gordon has an ownership interest in ten of the Company's franchises, including two locations that were purchased during fiscal 2002 from the Company and for which the Company recorded a gain of $119,000. Mr. Gordon has an ownership interest in the three markets in South Carolina along with Mr. Pruitt, as discussed above; three locations in the Dallas market along with Mr. Johnson; and four additional markets in Houston, Texas, Raleigh, North Carolina, Wilmington, North Carolina and Greensboro, North Carolina. These four markets owed the Company and its subsidiaries $84,000 at March 31, 2003.

K.       BUSINESS SEGMENT INFORMATION

Information related to business segments is as follows (amounts in thousands of dollars):

                                          Company
                                           Owned                             Future
                                         Locations       Franchise            Smart          Corporate           Total

NINE MONTHS ENDED MARCH 31, 2003

Revenue
  External customers                  $       1,219    $        440     $         440     $         6         $    2,105
  Intersegment                        $           -    $         53     $           -     $        -          $       53

Net loss from operations              $       1,046    $        203     $         213     $       669         $    2,131

NINE MONTHS ENDED MARCH 31, 2002

Revenue
  External customers                  $       1,797    $        578     $          -      $        -          $    2,375
  Intersegment                        $          -     $         31     $          -      $        -          $       31

Net loss from operations              $         710    $         92     $          -      $        -          $      802

Corporate includes the real estate investment and the costs associated with the requirements of a public company.

L.       CONTINGENCIES

As a part of the issue of 16,000,000 shares of its Common Stock to RCG, LFSI was obligated to file a registration statement within 90 days of the September 5, 2002 closing date of the transaction. If LFSI did not meet this deadline, it was obligated to issue an option to RCG for 1,000,000 shares of LFSI common stock at 20% of the last bid price for the LFSI common stock on the triggering date. As a result of the acquisition of FutureSmart Systems, Inc. ("FutureSmart") by LFSI (See Note C), RCG and LFSI have agreed to extend the deadline for filing the registration statement until May 31, 2003 or a later date consistent with any registration rights associated with the acquisition of FutureSmart.

During 2001, FutureSmart approved a plan to exit, and subsequently vacated certain facilities in San Jose, California and Murray, Utah. As of March 31, 2003, FutureSmart has accrued $120,846 for payment of minimum lease payments under non-cancelable operating leases. The landlord of the San Jose lease has demanded full payment of amounts due on the lease.

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

On March 7, 2003 LFSI completed its acquisition of FutureSmart Systems, Inc., a manufacturer and distributor of structured wiring and home networking distribution panels. The consolidated financial statements include the results of FutureSmart from the date of acquisition.

The purchase price of $801,910 consisted of the issuance of 1,000,000 shares of LFSI's $.10 par value preferred stock, a bridge loan by LFSI to FutureSmart of $224,830 and $477,080 in direct transaction costs.

Pursuant to the acquisition agreements, the shareholders of FutureSmart could receive "Earn out Consideration" of up to 1,200,000 LFSI common shares if FutureSmart achieves certain "Performance Milestones."

On September 5, 2002, LFSI acquired LST, a Delaware corporation, and its wholly owned subsidiaries, Lifestyle Technologies Franchising Corp., Lifestyle Security, Inc. and Lifestyle Technologies Atlanta. LFSI issued 16,000,000 shares of its common stock to eResource Capital Group, Inc. ("RCG"), to acquire 100% interest in LST. At March 31, 2003 RCG owns 77% of the outstanding common stock of LFSI. LFSI had only nominal operations prior to the merger, leasing two condominium units, accordingly for accounting purposes the transaction has been treated as the issuance of stock by LST for the net monetary assets of LFSI, accompanied by a recapitalization of LST. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical financial statements prior to September 5, 2002 are those of LST.

On April 24, 2001, LFSI had a change in control and acquired a new subsidiary, Brittany Enterprises, Inc. LFSI issued 18,000,000 shares (subsequently reverse-split to 2,571,429 shares) of its $.10 par value common stock to acquire Brittany. Brittany owns two condominium units in Dallas, Texas, which are currently under lease.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2003 LFSI had a working capital deficit of $5,127,010 as compared to a working capital deficit of $1,885,664 at June 30, 2002, an increase of $3,241,346. The largest components of the increase is the FutureSmart working capital deficit of $2,232,278 at March 31, 2003 and the transfer of $1,381,782 in notes payable, which are due in August 2003, to current from non-current. In addition, accounts payable and accrued expenses have increased $684,445, excluding the non-cash accrual of stock option expense of $460,415.

During the three months ended March 31, 2003, the Company sold 20.5 units of a private placement and realized net proceeds of $457,515. Each unit consists of 9,000 shares of Common Stock, $.001 par value and a Series A Warrant to purchase 3,000 shares of Common Stock for $3.33 per share. Legend Merchant Group, Inc. is acting as placement agent for the offering and receives a commission of 10%.

During the nine months ended March 31, 2003, the Company sold 398,400 shares of its common stock and increased capital, net of transaction costs by $871,420. Of this amount, $261,000 was sold prior to the merger on September 5, 2002 and $610,420, including converting $198,000 in notes payable, was sold after the merger. During the quarter ended March 31, 2003 the Company raised an additional $457,515 from the sale of its common stock with warrants, which amount is included in unissued common stock.

As discussed above, at March 31, 2003 the Company has a significant working capital deficit. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives and potential sales of its Common Stock in private placement transactions. Additionally, the Company plans on negotiating with its debt holders to extend or convert some or all of the debt due in August 2003. If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the debt repayments scheduled for August 2003, or (iii) unable to raise additional funds through private placement sales of its Common Stock, then the Company will need to secure alternative debt or equity financing to provide it with additional working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted.

SALES AND REVENUES
During the nine months ended March 31, 2003, sales declined $269,537 (11.4%) from the year earlier amount. During the year earlier period, $1,796,962 of the sales were from LST's company owned locations in Charlotte, NC, Greenville, NC, Hilton Head, SC and Raleigh, NC. During the current year period, sales include $1,219,350 from LST's company owned locations. The decline in company owned locations revenue is principally the result of the sale in September 2001 of the locations in Greenville, NC, Hilton Head, SC and Raleigh, NC. The franchising revenue is solely from franchise fees, royalties and procurement fees charged to franchises, which did not commence until the second quarter of last fiscal year. Franchise revenues amounted to $440,319 in the current year period as compared to $577,678 in the year earlier period. Of these amounts, $120,000 and $480,000 represent sales of franchises and $320,319 and $97,678 represent revenues from royalties and procurement fees, respectively. The revenues from the sale of franchises has declined substantially from the initial sales, however, the majority of the decline has been offset by increased recurring revenues from royalties and procurement fees.

Revenues during the three and nine month periods of fiscal 2003 include revenue from FutureSmart, from the effective date of its acquisition of March 7, 2003 in the amount of $439,358. On a pro forma comparative basis, FutureSmart revenues were $3,574,044 and $4,753,419 during the nine month periods ended March 31, 2003 and 2002, respectively, and were $1,118,279 and $1,976,318 during the three months ended March 31, 2003 and 2002, respectively. The quarter ended March 2002 was the best quarter in FutureSmart's history. Subsequently, sales have declined from this high point due to slower demand principally as a result of the downward trend of the economy. FutureSmart is expanding its sales through distributors and expects this to improve future sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
Selling, general and administrative ("SG&A") expenses have increased $559,388 and $366,079 during the nine and three month periods ended March 31, 2003 as compared to the year earlier periods. The majority of the increase was a result of the acquisition of FutureSmart, whose SG&A of $302,406 are included for the first time since its acquisition.

During the nine month period ended March 31, 2003 the Company incurred new costs of $199,909 for corporate overhead, which includes $76,500 in payroll costs, $80,733 in professional fees and $32,960 in travel costs. During the current year period, SG&A for the franchising group was $603,982 as compared to $668,523 during the prior year period. SG&A for company owned stores was $979,033 as compared to $857,419 during the prior year period. The Company is continuing to attempt to reduce its overhead costs while still emphasizing growing the franchise portion of the business. On a pro forma basis FutureSmart's SG&A was $2,395,741 and $4,180,584 during the nine month periods ended March 31, 2003 and 2002, respectively and $881,917 and $875,158 during the three month periods ended March 31, 2003 and 2002, respectively. The decline experienced during the nine-month period was the result of closing facilities in San Jose, California and Murray, Utah together with other general staff reductions at the end of 2001.

STOCK OPTION AND WARRANT COMPENSATION
Stock option and warrant compensation amounted to $481,790 and $16,625 during the nine-month periods ended March 31, 2003 and 2002, respectively. The increase is the result of the below market option granted to the Company's new Chief Executive Officer.

GAIN ON DISPOSAL OF FIXED ASSETS
During the nine-month period ended March 31, 2003 the Company sold certain non-productive assets which resulted in a loss of $12,032. In September 2001, the Company sold its branch locations in Greenville/Columbia, SC, Raleigh, NC and Hilton Head, SC to entities that are now operating these locations as franchises. These branches, which had a net equity deficit of $36,700, were sold for net proceeds of $134,900 resulting in a net gain of $171,600.

DEBT FORGIVENESS
In August 2001, related parties of LST forgave indebtedness in the amount of $24,351.

INTEREST EXPENSE
Interest expense increased from $106,951 in the prior year period to $166,288 during the nine months ended March 31, 2003. The increase is due to the higher average level of debt outstanding during the current year period as compared to the prior year period. The majority of the Company's current debt, excluding the FutureSmart debt, was obtained in August 2001 and accordingly would have been outstanding only approximately 83% of the prior year period. In addition, the acquisition of FutureSmart added $12,032 in interest for the one-month period it was owned by the Company.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 2003, the Company sold 20.5 units of a private placement and realized net proceeds of $457,515. Each unit consists of 9,000 shares of Common Stock, $.001 par value and a Series A Warrant to purchase 3,000 shares of Common Stock for $3.33 per share. Legend Merchant Group, Inc. is acting as placement agent for the offering and receives a commission of 10%. The small business issuer claimed exemption from registration based upon Section 4(2) of the Securities and Exchange Act of 1933 (the "Act").

         Effective March 3, 2003 the Company amended their Articles of Incorporation to authorize the issue of 1,000,000 shares of Series A Convertible Preferred Stock, par value $.10 per share. The principal preferences and rights of the Series A Preferred Stock are: (i) entitled to receive dividends when and if declared; (ii) liquidation value of $2.75 per share plus an amount equal to 5% per annum on the original issue price; (iii) each holder of shares shall be entitled to the number of votes equal to the number of shares of Common Stock into which each share of Series A Preferred Stock could be converted; (iv) conversion is at the option of the holder until 51% of the then outstanding shares elect to convert, at which time all remaining outstanding Series A Preferred Stock shall automatically be converted into Common Stock; (v) and the initial conversion price of $2.75 per share is subject to adjustment in the event of certain occurrences. The Preferred Stock was issued on March 7, 2003 in conjunction with the purchase of FutureSmart.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         The Company currently does not employ a Chief Financial Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -
                     99.1 Certificate Pursuant to 18 U.S.C. Section 1350 - CEO
                     99.2 Certificate Pursuant to 18 U.S.C. Section
                          1350 - Principal Accounting Officer

(b) Reports on Form 8-K
                  i) On March 24, 2003, the Company filed its Form 8-K dated March 7, 2003 to report the acquisition of FutureSmart Systems, Inc. Financial statements will be filed by amendment no later than 60 days after March 24, 2003.


                                                             SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LIFESTYLE INNOVATIONS, INC.



         Date:    May 20, 2003         By:      /s/ Jacqueline E. Soechtig
                                       -----------------------------------
                                       Jacqueline E. Soechtig, Chief Executive
                                       Officer


         Date:    May 20, 2003         By:      /s/ Paul Johnson
                                       --------------------------
                                       Paul Johnson, President
                                       and Principal Accounting Officer

                                  CERTIFICATION

I, Jacqueline E. Soechtig, certify that:

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


May 20, 2003                                /s/ Jacqueline E. Soechtig
                                           -----------------------------------
                                           Jacqueline E. Soechtig
                                           Chief Executive Officer

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


May 20, 2003                                      /s/ Paul Johnson
                                                  --------------------------
                                                  Paul Johnson, President and
                                                  Principal Accounting Officer

         Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

         Pursuant to and solely for purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), the undersigned hereby certifies in the capacity and on the date indicated below that:

                  1. The Quarterly Report of Lifestyle Innovations, Inc. (the "Registrant") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                  Date:    May 20, 2003    By:  /s/ Jacqueline E. Soechtig
                                                --------------------------
                                                Jacqueline E. Soechtig
                                                Chief Executive Officer

         Exhibit 99.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

         Pursuant to and solely for purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), the undersigned hereby certifies in the capacity and on the date indicated below that:

                  1. The Quarterly Report of Lifestyle Innovations, Inc. (the "Registrant") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                  Date:    May 20, 2003      By:   /s/ Paul Johnson
                                                   -----------------
                                                   Paul Johnson, President and
                                                   Principal Accounting Officer