Form 10KSB
period 2003-06-30
LIFESTYLE INNOVATIONS INC
filed 2003-10-14
CIK 80327

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended JUNE 30, 2003

                        Commission File Number 001-04026

                           LIFESTYLE INNOVATIONS, INC.
                 (Name of small business issuer in its charter)

            NEVADA                                        82-6008727
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         3801 William D. Tate Avenue, Suite 100, Grapevine, Texas 76051
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (817) 421-0010

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                                 Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year - $2,205,545.

As of August 31, 2003, the registrant had outstanding 20,814,325 shares of its Common Stock, par value $.001, and 1,000,000 shares of its Series A Voting Preferred Stock, its only classes of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on August 31, 2003, was approximately $10,588,000 based on its closing price on the
OTC: Bulletin Board on that date. (See Item 5).

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X].

                           LIFESTYLE INNOVATIONS, INC.

                                TABLE OF CONTENTS

                                   FORM 10-KSB

                                     Part I


Item 1    Description of Business
Item 2    Description of Property
Item 3    Legal Proceedings
Item 4    Submission of Matters to a Vote of Security Holders

                                     Part II

Item 5    Market for Common Equity and Related Stockholder Matters
Item 6    Management's Discussion and Analysis or Plan of Operation
Item 7    Financial Statements
Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A   Controls and Procedures

                                    Part III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Securities Exchange Act
Item 10   Executive Compensation
Item 11   Security Ownership of Certain Beneficial Owners and Management
Item 12   Certain Relationships and Related Transactions
Item 13   Exhibits and Reports on Form 8-K

ITEM 1   DESCRIPTION OF BUSINESS

(a)      Business Development

Lifestyle Innovations, Inc. ("LFSI or LifeStyle") was incorporated under the laws of Idaho on September 1, 1950. On July 15, 2002 Princeton Mining Company changed its name to LifeStyle Innovations, Inc. Princeton Mining Company, an Idaho corporation, merged into its wholly owned subsidiary, Princeton Mining Company, a Nevada corporation on May 6, 2002. Princeton Mining Company, a Nevada corporation was the survivor. eResource Capital Group, Inc. ("RCG") owns approximately 77% of the Company's outstanding common stock.

The consolidated financial statements include the accounts of LFSI and its wholly owned subsidiaries: LST, Inc., d/b/a LifeStyle Technologies ("LST") which was incorporated in Delaware on July 17, 2000; LifeStyle Technologies Franchising Corp. ("Franchising") which was incorporated in Nevada on July 5, 2001; Brittany Enterprises, Inc. ("Brittany") which was incorporated in Nevada on October 29, 1998; FutureSmart Systems, Inc. ("FutureSmart") which was incorporated in Delaware on December 17, 2002; and LST Integrators, Inc. ("Integrators") which was incorporated in Nevada on November 9, 1998. In addition the wholly owned subsidiaries of Integrators which are included in the consolidated financial statements include: LifeStyle Technologies Atlanta, Inc. ("LSTA") which was incorporated June 7, 2001 in Georgia; LifeStyle Technologies Charlotte, Inc. ("LS-Charlotte") which was incorporated February 24, 2003 in North Carolina; and LifeStyle Security, Inc. ("LS-Security") which was incorporated in Delaware on June 1, 2001. LST and LS-Security are currently inactive.

Acquisition/Disposition of FutureSmart Systems, Inc.
----------------------------------------------------

On May 28, 2003 the Board of Directors of the Company approved a plan to dispose of FutureSmart. Accordingly, its operations since March 7, 2003 have been included in discontinued operations.

LFSI completed its acquisition of FutureSmart effective March 7, 2003 after which date the results of operations of FutureSmart are included in the consolidated financial statements. The purchase price of $876,910 consisted of the issuance of 1,000,000 shares of LFSI's $.10 par value preferred stock, a bridge loan by LFSI to FutureSmart of $224,830 and $552,080 in direct transaction costs.

The acquisition of FutureSmart was accounted for as a purchase in accordance with SFAS No. 141, and the Company has accordingly allocated the purchase price of FutureSmart based upon the fair values of the net assets acquired and liabilities assumed. The allocation of the purchase price resulted in the Company recording goodwill in the amount of $2,939,072.

Pursuant to the acquisition agreement, the shareholders of FutureSmart could receive "Earn out Consideration" of up to 1,200,000 LFSI common shares if FutureSmart achieves certain "Performance Milestones."

FutureSmart is a manufacture of "structured wiring" and home networking systems. FutureSmart develops and distributes home technology products designed to meet the current and future needs of homeowners for computer networking, audio/video distribution and home automation.

In connection with LFSI's acquisition of FutureSmart, RCG agreed until March 3, 2005, or one year from the registration of the shares of common stock for the FutureSmart shareholders if sooner, that if RCG proposes to transfer 15% or more of the shares of LFSI owned by RCG (excluding registered offerings, sales to certain investors and related party sales) then certain of the FutureSmart shareholders shall have the right to participate in such transfer of stock on the same terms and conditions for up to 25% of the total sale.


Acquisition of LST, Inc.
------------------------

On September 5, 2002, LFSI acquired LST, a Delaware corporation, and its wholly owned subsidiaries, Franchising, LS-Security and LSTA, all organized in July 2001. LFSI issued 16,000,000 shares of its common stock to eResource Capital Group, Inc. ("RCG"), to acquire 100% interest in LST. At June 30, 2003 RCG owns 77% of the outstanding common stock of LFSI. On February 20, 2003 LFSI reorganized its corporate structure. Integrators became a wholly owned subsidiary of LFSI and the company-store operations located in Charlotte, NC and Atlanta, GA were transferred to Integrators. Simultaneously Franchising became a subsidiary of LFSI and LST and LS-Security became inactive. LFSI had only nominal operations prior to the merger, leasing two condominium units. Accordingly for accounting purposes the transaction has been treated as the issuance of stock by LST for the net monetary assets of LFSI, accompanied by a recapitalization of LST. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical financial statements prior to September 5, 2002 are those of LST.


Acquisition of Brittany Enterprises, Inc.
-----------------------------------------

On April 24, 2001, LFSI acquired Brittany, a Nevada corporation organized on October 29, 1998. For accounting purposes, the acquisition was treated as the acquisition of Brittany by LFSI with Brittany as the purchaser (reverse acquisition). Brittany did not have operations until March 30, 2001, when it acquired two condominium units that it is leasing.


(b)      Business of Issuer

Principal Products or Services and Their Markets
------------------------------------------------

Integrators is a full service home technology integration company providing builders, homeowners, and commercial customers with complete installation and equipment for structured wiring, security, personal computer networking, audio, video, home theater, central vacuum and accent lighting.

The backbone of the home network technology is the structured wiring system. The structured cabling system is run in the wall of the home to provide immediate access to the Internet, telephone, faxes, satellite, audio and video, as well as an in-home LAN to every room via communications outlets or wall plates. All cables are run to a central termination point where a structured wiring panel contains the modules needed to integrate and distribute technology throughout the home.

Most new homebuilders are moving rapidly to include a basic structured wiring package in their homes. This gives the consumer a chance to plan and select, early in the construction process, the technology that best suits their lifestyle. By including a structured wiring package in a home at the time of construction, additional modules can easily be added at a later date by simply plugging the module into the central panel. This approach to wiring provides consumers with flexibility and convenience when adding or making upgrades to their homes.

The Company also pre-wires security systems and installs the related hardware for the majority of the homes. The Company will obtain a number of security contracts as a part of this process and will either bundle them for resale or arrange for a monitoring company to handle the administration of billing and collecting the service fees and thus provide a monthly revenue stream.

Franchising launched a national franchising program in the fourth quarter of fiscal 2001 and has since sold 18.5 franchises. Franchising has also secured relationships with product manufacturers, distributors and service providers (cable, Internet service, broadband and security) and provides a source for many of the products and services used by the franchisees.

Integrators owns and operates location in Charlotte, North Carolina and Atlanta, Georgia.

Brittany is the owner of two condominium units which are located in Dallas, Texas. Both units are currently under lease.

Distribution Methods of the Products and Services
-------------------------------------------------

Franchising acquires products directly from manufacturers and distributors and ships to the franchisees. Franchising does not maintain inventory.

Integrators acquires product from Franchising and other vendors to complete their customer's contracts. Integrators maintains an inventory of the basic components, wire, connections, etc., but generally orders higher cost components on an as needed basis.

Competitive business conditions
-------------------------------

A dramatic trend towards the utilization of whole-house audio/video systems, home automation, and networking technology in new and existing homes has created a significant new revenue opportunity for homebuilders and technology providers. Four major factors are driving the explosion in this area. First homeowners have more leisure time and want more of that time spent enjoying their homes. Second, the cost of entertainment and other technology products continues to decrease while the functionality and ease of use is increasing. Third, the trend toward working at home is driving an increasing demand for computer networking. Finally, there is a heightened awareness of the need for greater security measures for the home.

The ability for consumers to wire their homes to enable and control high speed internet access, home security functions, entertainment devices, and manage computer networks for home offices and entertainment is now available at price points affordable to the majority of homeowners. At the same time, the functionality of such home networking applications is improving, which further drives consumer demand. As penetration of home networking technology increases, industry players, such as structured wire manufacturers and integrators, home technology sellers and installers, electrical contractors, and home builders stand to benefit by providing solutions to address a growing market projected to total over $9 billion by 2006, according to Cahners In-Stat Group.

Over three-quarters of all new homes built will feature structured wiring as a standard by 2006, up from 27-28% in 2003. Structured wiring is used to connect security, entertainment, home office and educational functions of a residence. A single structured wiring panel, located next to the load center, aggregates a variety of outside communications services including cable TV, CAT 5e, and fiber cables throughout the home. Voice, data, video and Internet services are thereby terminated at a single plate wall outlet located in any room to connected homeowners devices, i.e. computers, printers, entertainment systems, security and home automation.

Exploiting this expanding market are hundreds of small ($2 million or less) to medium-sized (up to $40 million) companies engaged in the manufacturing, sales, installation and integration of home technology systems. Generally, these companies market products and services to new home builders who offer them to new home buyers as either an option or as a standard feature of their new homes.

The installation of home technologies is highly competitive and fragmented. Our current competitors are a diverse group of national and regional dealers such as Tweeter and Best Buy as well as local, independent contractors. Our retail competitors may sell any or all of the products and services we offer. Certain of these retailers have substantially greater financial resources than we do, which may increase their ability to purchase inventory at lower cost or to initiate and sustain predatory price competition. Local contractors may have long standing relationships with builders and homeowners, which could have a material, adverse effect on our ability to develop a new business location or expand an existing location.

Source and Availability of Materials
------------------------------------

A number of products we offer for sale are brand specific and thus may only be available from a limited number of sources. In addition certain products may require long lead times and thus limit our ability to offer the product. Our ability to meet vendor payment requirements may also limit our ability to obtain certain products at reasonable prices.

Dependence on One or a Few Major Suppliers
------------------------------------------

The sale of brand specific products limits the number of sources from whom we can acquire certain products. This limitation in availability may cause our sales prices to become uncompetitive and may also limit the number of products which we can offer for sale.

Patents, Trademarks, Licenses & Franchises
------------------------------------------

Franchising has sold franchise locations in 18.5 market areas and is using the franchise strategy to expand its national presence. Franchising offers the following advantages to its franchises:

     o   Access to proprietary product lines;
     o   Improved pricing power versus local or regional organizations;
     o Immediate business potential and a base of sales leads through our agreements with National builders; and
     o   Comprehensive training and technical assistance.

Employees
---------

As of June 30, 2003, we employed 23 people on a full-time basis in Franchising and Integrators. We believe our future success will depend, in part, on our ability to recruit and retain highly-skilled, creative personnel. Professional personnel in the areas of audio/video, home automation and computer networks are critical to our success.

None of our employees is represented by a labor union. We have experienced no work stoppages and believe that our employee relationships are good.


ITEM 2   PROPERTIES

We lease substantially all property which we use in our operations, as follows:

Franchising and Integrators share in the lease obligation for the location in Charlotte, North Carolina. The total obligation has been reduced to $8,000 per month through July 2007. The Company expects to recover approximately one-half of this amount from sub-lease arrangements.

Integrators has an additional lease obligation for its location in Atlanta, GA. The Atlanta lease is $6,125 per month through April 2007.

Brittany owns two residential condominium units which are located in Dallas, Texas. Both units are currently under lease.



ITEM 3   LEGAL PROCEEDINGS

The Company is a party to routine litigation that is incidental to its business, which is insignificant, both individually and in the aggregate.



ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECUTIY HOLDERS

There were no shareholders' meetings or submission of matters to a vote of security holders during the fiscal year ended June 30, 2003.

                                     PART II

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our $.001 par value common stock ("Common Stock") is traded in the over-the-counter market and is quoted on the NASD Over The Counter Bulletin Board ("OTCBB") under the symbol "LFSI." The following tables set forth the quarterly high and low daily bids of our Common Stock as reported by the OTCBB for the two years ended June 30, 2003. The bids represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                   High             Low

FYE June 30, 2003
----
Fourth Quarter                                 $    5.45      $     4.10
Third Quarter                                  $    6.90      $     4.40
Second Quarter                                 $    6.53      $     3.10
First Quarter                                  $    5.04      $     2.20

FYE June 30, 2002
----
Fourth Quarter                                 $    7.00      $     2.10
Third Quarter                                  $    3.57      $     1.40
Second Quarter                                 $     .75      $      .18
First Quarter                                  $     .80      $      .25


The OTCBB is a quotation service sponsored by the NASD that displays real-time quotes and volume information in over-the-counter (OTC) equity securities. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. Stocks traded on the OTCBB may face a loss of market makers, lack of readily available bid and ask prices, experience a greater spread between the bid and ask prices and a general loss of liquidity. In addition, certain investors have policies against purchasing or holding OTC securities. Both trading volume and the market value of our securities have been, and will continue to be, materially affected by the trading on the OTCBB.

Holders

At June 30, 2003 there were approximately 1,514 holders of record of the Company's Common Stock, including shares held in "nominee" or "street" name, an undetermined number of which represent more than one individual participant in securities positions with the Company.

Dividends

The Company has never paid cash dividends on its Common Stock, and intends to utilize current resources to expand its operations. Therefore, it is not anticipated that cash dividends will be paid on the Company's Common Stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes certain information as of June 30, 2003 with respect to compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance:

                                        Number of securities to be
                                          issued upon exercise of       Weighted average exercise        Number of securities
                                           outstanding options,           price of outstanding          remaining available for
Plan category                               warrants and rights       options, warrants and rights          future issuance
-------------                               -------------------       ----------------------------          ---------------
Equity compensation plans approved
  by security holders                            1,050,000                     $ 3.48                           950,000
Equity compensation plans not
  approved by security holders                     642,858                     $ 2.80                                -
                                               ------------                 -----------                       ----------
Total                                            1,692,848                     $ 3.22                           950,000
                                               ============                 ===========                       ==========

The material features of the Company's stock option plan, the data for which is summarized under the Equity compensation plans approved by security holders in the table above, and its warrant arrangements are summarized in Note 9 to the consolidated financial statements that appear in Item 7.

Recent Sales of Unregistered Securities

During the period from July through December 2002, the Company sold 99.6 common stock and warrant units at a price of $10,000 each. Each unit consisted of 4,000 shares of common stock and 4,000 Class "A" Warrants and 4,000 Class "B" Warrants. The Class "A" Warrant grants the holder the right to purchase said number of common shares for $4.00 per share until August 1, 2004 and the Class "B" Warrant grants the holder the right to purchase said number of common shares for $6.00 per share until August 1, 2005. The units were offered on a best efforts basis by the Company through RichMark Capital Corporation who received a commission of 10% and a non-accountable fee of 3% for costs associated with this offering. The shares were sold pursuant to an exemption from registration under
Section 4(2) promulgated under the Securities Act of 1933, as amended.

During the period from March through April 2003, the Company sold 31 common stock and warrant units at a price of $25,000 each. Each unit consisted of 10,000 shares of common stock and 3,000 Class "A" Warrants. The Class "A" Warrant grants the holder the right to purchase said number of common shares for $3.33 per share. The warrants expire two years from the closing date, and may be called under certain circumstances. The units were offered on a best efforts basis by the Company through Legend Merchant Group, Inc. who received a commission of 10%. The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

On April 25, 2003 the Company issued 106,395 shares of its $.001 par value common stock in exchange for the interest due, through March 5, 2005, on the $1,900,000 in Senior Secured Convertible Promissory Notes jointly due by the Company and FutureSmart. The transaction was recorded at $2.50 per share, the stated exchange rate. The shares were issued pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

On January 14, 2003 the Company issued 10,000 shares of its $.001 par value common stock in exchange for an investment banking agreement with Legend Merchant Group, Inc. The transaction was recorded at $5.75 per share, the closing price of the stock on December 16, 2002, the date of the agreement. The shares were issued pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.


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

LFSI completed its acquisition of FutureSmart effective March 7, 2003. On May 28, 2003 the Board of Directors approved a plan to dispose of FutureSmart. Accordingly, its operations since March 7, 2003 have been included in discontinued operations.

On September 5, 2002, LFSI acquired LST, a Delaware corporation, and its wholly owned subsidiaries, Lifestyle Technologies Franchising Corp., Lifestyle Security, Inc. and Lifestyle Technologies Atlanta, all organized in July 2001. LFSI issued 16,000,000 shares of its common stock to eResource Capital Group, Inc. ("RCG"), to acquire 100% interest in LST. At June 30, 2003 RCG owns 77% of the outstanding common stock of LFSI. On February 20, 2003 LFSI reorganized its corporate structure. LST Integrators, Inc. became a wholly owned subsidiary of

LFSI and the company-store operations located in Charlotte, NC and Atlanta, GA were transferred to Integrators. Simultaneously Franchising became a subsidiary of LFSI and LST and LifeStyle Security, Inc. became inactive. LFSI had only nominal operations prior to the merger, leasing two condominium units. Accordingly for accounting purposes the transaction has been treated as the issuance of stock by LST for the net monetary assets of LFSI, accompanied by a recapitalization of LST. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical financial statements prior to September 5, 2002 are those of LST.

On April 24, 2001, LFSI acquired Brittany, a Nevada corporation organized on October 29, 1998. For accounting purposes, the acquisition has been treated as the acquisition of Brittany by LFSI with Brittany as the purchaser (reverse acquisition). Brittany did not have operations until March 30, 2001, when it acquired two condominium units that it is leasing.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003 the Company has a significant working capital deficit of $6,281,197. The major components of the working capital deficit include:
$1,764,767 due to affiliates, including RCG and its subsidiaries, $2,353,674 in accounts payable and accrued expenses and notes payable in the amount of $2,102,782. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives and potential sales of its Common Stock in private placement transactions. Additionally, the Company is negotiating with its debt holders to extend or convert some or all of the debt due in August 2003 (See below). If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the debt repayments scheduled for August 2003, or (iii) unable to raise additional funds through private placement sales of its Common Stock, then the Company will need to secure alternative debt or equity financing to provide it with additional working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted.

On August 21, 2003 the Company converted a note in the amount of $300,000 plus accrued interest in the amount of $42,500 into 200,000 shares of RCG common stock. The obligation to the third party will now be due to RCG.

In August 2003 the guarantor, a related party, paid a note owed by the Company in the amount of $100,000.

The Company has reached an agreement to extend the remaining $941,782 in debt that was due in August 2003.

In October 2003 the Company received a commitment to provide additional financing in the amount of $300,000. The financing may either be debt or equity.

The Company's working capital deficit increased from a deficit of $1,885,664 at June 30, 2002 to a deficit of $6,281,197 at June 30, 2003. The working capital decrease of $4,395,533 consists of a decline in current assets of $160,828 and an increase in current liabilities of $4,234,705. The major components of the increase in current liabilities consist of an increase in the current portion of long-term debt and notes payable of $1,916,782; an increase in notes and amounts due affiliates of $288,314; an increase in accounts payable and accrued expenses of $1,346,713; and an increase of $724,753 in the net current liabilities of discontinued operations. The increase in the current portion of long-term debt and notes payable is partially due to debt which was due in August 2003 being current in fiscal 2003 and non-current in fiscal 2002. In addition, the Company issued new debt of $725,000 and increased its long-term debt with the acquisition of the real estate in Brittany which has long-term debt of $34,919. The Company retired $226,000 in notes payable which were outstanding at June 30, 2002 during the current fiscal year.

During fiscal 2003, the Company sold its common stock for $1,086,685 in cash and converted a note payable and the related accrued interest in the total amount of $217,500 into common stock. The acquisitions of LifeStyle Innovations, Inc. and FutureSmart Systems, Inc. also resulted in increases in stockholder's equity of $409,942, excluding results of operations. The Company experienced losses of $6,093,939 during fiscal 2003. The loss includes $4,708,043 from continuing operations and $1,385,896 from discontinued operations. The loss from continuing operations includes $2,020,772 in goodwill impairment and $597,249 in non-cash compensation related to issuance of stock options and warrants. The balance of the loss was funded by the cash raised, the increase in accounts payable and accrued expenses of $1,296,713 and by the net current liabilities of discontinued operations. The Company's ability to continue as a going concern will rely on its ability to continue to raise additional capital, since its ability to continue using vendor debt to assist in financing the operations is limited by its ability to service existing debt.

SALES AND COST OF SALES

During fiscal 2003, sales declined $680,529 from $2,886,074 in fiscal 2002 to $2,205,545 in fiscal 2003 as follows:

                                                    2003             2002
                                                    ----             ----

Revenues:
     Products                                  $  1,629,738     $  2,138,934
     Services                                       575,807          747,140
                                               ------------     ------------
        Total revenue                             2,205,545        2,886,074

Cost of revenue:
     Products                                     1,290,520        1,861,822
     Services                                        22,336                -
                                               ------------     ------------
        Total cost of revenue                     1,312,856        1,861,822
                                               ------------     ------------

Gross profit                                   $    892,689     $  1,024,252
                                               ============     ============
Product sales declined $509,196 in fiscal 2003 as compared to fiscal 2002. Of this amount, $316,347 relates to sales at branches which were sold as franchises in September 2001. The remaining decline of $192,849 relates primarily to a change in philosophy by the Company, whereby they discontinued trying to do all work and attempted to concentrate on more profitable work. In addition, the Company was able to improve efficiency which also contributed to the gross profit improvement noted below. This decline in sales also ultimately resulted in a decline in associated costs of operations. In fiscal 2002, the Company experienced a gross profit margin of 13% on its product sales and in fiscal 2003, the gross profit margin increased to 21% as a result of the change in philosophy and improved operational efficiency.

Sales of services includes the sale of franchises, which amounted to $560,000 during fiscal 2002 and $180,000 during fiscal 2003. In fiscal 2002, the Company realized revenue of $187,140, from franchise royalties and from sales of products to its franchisees. This amounted to $395,807 in fiscal 2003. While the Company experienced a decline in franchise revenue sales of $380,000, this was partially offset by the growth in royalty revenue of $208,667.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the years ended June 30, 2003 and 2002 are as follows:

                                                                       2003             2002
                                                                       ----             ----
         Compensation expense                                     $  1,309,807     $  1,076,549
         Legal and professional expense                                286,115          198,841
         Marketing and advertising expense                              35,723           65,930
         Rent                                                          235,529          180,397
         Insurance                                                      73,528           88,657
         Telecommunications                                             96,096           82,896
         Office and miscellaneous expenses                             209,285          268,315
         Travel and entertainment                                       71,349           98,650
                                                                  ------------     ------------
           Total selling, general and administrative expenses     $  2,297,432     $  2,060,235
                                                                  ============     ============

During the year ended June 30, 2003, compensation expense increased $233,258 (22%) from the year earlier period. The principal reasons for the increase were due to (1) Franchising operating for all of fiscal 2003 and operations did not commence until late in the first quarter of fiscal 2002 and (2) the addition of administrative payroll in the amount of $126,500 as a result of becoming a separate reporting company.

Legal and professional expenses increased $87,274 (44%) primarily due to an increase in audit costs associated with the acquisition of LST and FutureSmart by LFSI and the costs associated with being a separate reporting company.

Marketing and advertising expense declined $30,207 (46%) primarily due to the higher costs associated with the start-up of Franchising during fiscal 2002. In addition, the fees received by Franchising from the franchisees include an allowance for marketing and advertising. Accordingly, the franchisees are bearing the cost of most advertising done.

Rent expense increased $55,132 (31%) in fiscal 2003 as compared to fiscal 2002, due primarily to the new lease the Company executed for their office space in Charlotte, North Carolina. This amount will decline in fiscal 2004 as a result of renegotiating the lease.

Insurance expense declined $15,129 (17%) during fiscal 2003 as compared to fiscal 2002. The Company was able to reduce the amounts of certain coverage as a result of the sales of the branch locations in Greenville/Columbia, SC, Raleigh, NC and Hilton Head, SC.

Telecommunications costs increased $13,200 (16%) in fiscal 2003 as compared to fiscal 2002, primarily as a result of higher internet costs and higher telephone costs in Franchising. In addition, the Company utilized teleconferencing in place of more expensive travel costs.

Office and miscellaneous expense declined $59,030 (22%) in fiscal 2003 as compared to fiscal 2002 primarily as a result of the reduced level of administrative costs associated with the branches which were sold in fiscal 2002. In addition, the current staff reduction has resulted in an overall reduction in related administrative costs.

Travel and entertainment expense declined $27,301 (28%) in fiscal 2003 as compared to fiscal 2002. The decline is primarily a result of using more teleconferencing and less of higher cost travel.

In total selling, general and administrative expenses increased $237,197 (12%) from fiscal 2002. The increase is a result of the factors discussed above. In addition, the overall increase is partly attributed to the cost of analyzing and evaluating potential acquisitions. The Company expects, absent any acquisitions, to have a reduction in administrative costs in fiscal 2004 as compared to fiscal 2003.


COMPENSATION RELATED TO ISSUANCE OF STOCK OPTIONS AND WARRANTS

On March 7, 2003, pursuant to her employment agreement, Jacqueline E. Soechtig, Chief Executive Officer since March 7, 2003, was granted a non-qualified stock option to purchase 500,000 shares of the Company's common stock at an exercise price equal to $2.50, with options for 166,666 shares to vest and become exercisable on the effective date of the agreement and options for 166,667 shares to vest and become exercisable on each of the first and second anniversaries of the effective date, subject to her continued employment. Included in operations is $568,749 in compensation for the period from March 7, 2003 through June 30, 2003 relating to this below market option. This amount includes $433,332 in compensation expense for the portion of the option that vested immediately and a monthly accrual of $36,111 which will continue to accrue until the remaining options vest. Assuming continued employment, an additional $731,251 will be accrued after June 30, 2003 until the options vest.

The remainder of the compensation of $28,500 in fiscal 2003 and $26,125 in fiscal 2002 relate to an option granted in fiscal 2002 to a consultant. The unamortized balance at June 30, 2003 is $2,375.


PROVISION FOR BAD DEBTS

The provision for bad debts was $184,024 in fiscal 2003 as compared to $55,145 in fiscal 2002. The Company has experienced collection problems with certain builders and with one of its franchisees. The Company is in discussions with this franchisee and is actively pursuing collection of the outstanding balance.


DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $107,324 in fiscal 2003 and $66,008 in fiscal 2002. The increase is primarily due to having most assets all of fiscal 2003 and only during part of fiscal 2002.

MANAGEMENT FEE TO RCG

RCG provides various services to the Company, including accounting and finance assistance, capital and debt raising, human resources and other general and administrative services. For the year ended June 30, 2003 and 2002, RCG charged the Company $120,000 and $197,000, respectively.

ASSET IMPAIRMENT

The Company's operating segment was tested for impairment at the end of fiscal 2003. The fair value of the reporting unit was estimated based upon the expected present value of future cash flows. The Company completed its valuation of goodwill and made an adjustment of $2,020,772 to write-down the goodwill associated with its home technology integration operations. The adjustment reduced the carrying value of goodwill from $8,920,226 to $6,899,454. The decline in the fair value is attributed to lower than expected sales growth rates and fewer franchise sales.


GAIN (LOSS) ON SALE OF ASSETS

In September 2001, the Company sold its branch locations in Greenville/Columbia, SC, Raleigh, NC and Hilton Head, SC to entities that are now operating these locations as franchises. These branches, which had a net equity deficit of $36,700, were sold for net proceeds of $134,900 resulting in a net gain of $ 171,600.

In addition, the Company realized a loss from the sale of equipment of $15,782 and $6,428 in fiscal 2003 and fiscal 2002, respectively.


INTEREST EXPENSE

Interest expense increased from $169,626 in fiscal 2002 to $270,128 in fiscal 2003. The increase is due to the higher average debt during fiscal 2003 as compared to fiscal 2002.


DISCONTINUED OPERATIONS

On March 7, 2003 LFSI completed its acquisition of FutureSmart Systems, Inc., a manufacturer and distributor of structured wiring and home networking distribution panels. On May 28, 2003 the Board of Directors approved a plan to dispose of FutureSmart. Accordingly, its operations since March 7, 2003 have been included in discontinued operations.


NEW ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that a liability be recognized on the date on which the company had committed to an exit plan. In fiscal 2003 the Company adopted this statement with no effect on its financial position or results of operations, however, disclosure was modified to conform to the requirements of SFAS 146.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, "Acquisition of Certain Financial Institutions." The adoption of SFAS 147 will not have any impact on the financial position or results of operations of the Company.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the provisions of this statement effective January 1, 2003 with no impact on its financial position or results of operations.

Effective January 1, 2003, we adopted FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of this interpretation did not have a material effect on our financial position or results of operations.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires a variable interest entity ("VIE") to be consolidated by the primary beneficiary of the entity under certain circumstances. FIN 46 is effective for all new VIE's created or acquired after January 31, 2003. For VIE's created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect adoption of this interpretation will have a material impact on its financial position or results of operations.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. The Company adopted this Statement on April 30, 2003 with no impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, allowance for bad debts, inventory obsolescence, goodwill valuation, legal liability, product warranty, depreciation, employee benefits, taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

Allowance for Bad Debts - Management reviews its accounts receivable balances and aging and determines based upon collection history, current financial condition of its customers and other related factors an estimate of collectability for all major customers. The determination of the amount of the allowance for bad debts is based upon an estimate of a number of factors, which, if incorrect, could yield a markedly different result. If the estimate is too low, bad debt expense in the future could be much higher than originally expected, or if the estimate is too high, bad debt expense in the future could be lower than originally expected.

Inventories - Inventories are stated at the lower of cost or market, with cost being determined using the first-in first-out method. The Company also writes down its inventory for discontinued, slow-moving and damaged inventory.

Long-lived Assets - Long-lived assets are periodically reviewed for impairment by comparing the carrying amount of the assets with their estimated fair values. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company's current business model. Assumptions are made with respect to cash flows expected to be generated by the related assets based upon updated projections. Any changes in key assumptions or market conditions could result in an unanticipated impairment charge. For instance, in the event of a major market downturn, individual locations may become unprofitable, which could result in a write-down of the carrying value of the assets located there. Any impairment would be recognized in operating results if a permanent reduction were to occur.

Goodwill - Goodwill, which represents the cost in excess of fair value of net assets acquired, is subject to an impairment test on an annual basis, or when there is reason to believe that the value has been diminished or impaired. The fair value of the Company's identified reporting units was estimated using the expected present value of corresponding future cash flows and market values of comparable businesses where available. The Company completed the valuations of its reporting units that include goodwill in fiscal 2003 and concluded that an impairment charge of $2,020,772 was required for its home technology integration operations. Included in discontinued operations is an additional write-down of $556,275 relating to FutureSmart.

Revenue Recognition - Integrators' home technology services work is completed in three phases - pre-wiring, trim-out and hardware installation. Integrators invoices its customers and records revenue as work is completed on each project. For alarm monitoring service contracts sold by Integrators, revenue is recognized only when the contracts are sold to third party companies or as billed if Integrators holds and services the contract. Integrators sells substantially all of its alarm monitoring contracts immediately subsequent to the date the contracts are signed by the customer.

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

Income taxes - Income taxes are estimated for each jurisdiction in which the Company operates. This involves assessing the current tax exposure together with temporary differences resulting from differing treatment of items for tax and accounting purposes. Any resulting deferred tax assets are evaluated for recoverability based on estimated future taxable income. To the extent that recovery is deemed not likely, a valuation allowance is recorded. The Company believes that as of June 30, 2003 the realization of the deferred tax assets might be limited. Accordingly, the Company recorded a valuation allowance of $1,322,900.

ITEM 7   FINANCIAL STATEMENTS

                  LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES

                           Financial Statements Index:

Independent Auditors' Report.

Consolidated Balance Sheet as of June 30, 2003.

Consolidated Statements of Operations for the years ended June 30, 2003 and 2002.

Consolidated Statements of Changes in Shareholders' Equity for the years ended June 30, 2003 and 2002.

Consolidated Statements of Cash Flows for the years ended June 30, 2003 and
2002.

Notes to the Consolidated Financial Statements.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Lifestyle Innovations, Inc. and Subsidiaries
Grapevine, Texas

We have audited the accompanying consolidated balance sheet of Lifestyle Innovations, Inc. and Subsidiaries, as of June 30, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2003 and June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lifestyle Innovations, Inc. and Subsidiaries as of June 30, 2003, and the results of their operations and their cash flows for the years ended June 30, 2003 and June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.




/s/ CRISP HUGHES EVANS LLP
Charlotte North Carolina

October 10, 2003


LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
(A Majority Owned Subsidiary of eResource Capital Group, Inc.)
Consolidated Balance Sheet
June 30, 2003

                                          ASSETS
Cash and cash equivalents                                                    $     27,770
Accounts receivable, net of allowance of $123,705                                 469,534
Inventories                                                                       101,083
Investments                                                                        25,587
Note receivable, net of allowance of $48,829                                       48,828
Prepaid expenses and other assets                                                  32,668
                                                                             -------------
     Total current assets                                                         705,470
Property and equipment, net                                                       293,027
Goodwill, net                                                                   6,899,454
Deferred costs and other assets                                                    15,727
Net non-current assets of discontinued operation                                  724,753
                                                                             -------------
     Total assets                                                            $  8,638,431
                                                                             =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt                                            $  2,102,782
Notes and amounts due to affiliates                                             1,764,767
Accounts payable and accrued expenses                                           2,353,674
Unearned revenue                                                                   40,691
Net current liabilities of discontinued operation                                 724,753
                                                                             -------------
     Total current liabilities                                                  6,986,667
Long-term debt less current portion                                               179,919
                                                                             -------------
     Total liabilities                                                          7,166,586
                                                                             -------------
Stockholders' equity:
  Series A Convertible Preferred stock; $0.10 par value; 1,000,000 shares authorized, issued and outstanding; liquidation preference $2,750,000;
    voting; convertible into 1,000,000 common shares                              100,000
  Common stock; $0.001 par value; 250,000,000 shares authorized;
    20,469,325 shares issued; 20,362,930 outstanding                               20,469
  Additional paid-in capital                                                   12,639,673
  Unissued common stock (325,000 shares)                                          731,265
  Common stock warrants                                                           206,295
  Deferred expenses                                                              (303,488)
  Stock subscription receivable                                                    (4,000)
  Accumulated deficit                                                         (11,918,369)
                                                                             -------------
     Total stockholders' equity                                                 1,471,845
                                                                             -------------
     Total liabilities and stockholders' equity                              $  8,638,431
                                                                             =============

See accompanying notes to consolidated financial statements.



LifeStyle Innovations, Inc. and Subsidiaries
(A Majority Owned Subsidiary of eResource Capital Group, Inc.)
Consolidated Statements of Operations

                                                                  For the years ended June 30,
                                                                     2003            2002
                                                                 -------------   -------------
Revenues:
  Products                                                       $  1,629,738    $  2,138,934
  Services                                                            575,807         747,140
                                                                 -------------   -------------
     Total revenue                                                  2,205,545       2,886,074
Cost of revenue:
  Products                                                          1,290,520       1,861,822
  Services                                                             22,336              --
                                                                 -------------   -------------
     Total cost of revenue                                          1,312,856       1,861,822
                                                                 -------------   -------------
Gross profit                                                          892,689       1,024,252

Selling, general and administrative expense                         2,297,432       2,060,235
Compensation related to issuance of stock options and warrants        597,249          26,125
Provision for bad debts                                               184,024          55,145
Depreciation and amortization                                         107,324          66,008
Management fee to RCG                                                 120,000         197,000
Goodwill impairment                                                 2,020,772              --
                                                                 -------------   -------------
     Total operating expenses                                       5,326,801       2,404,513
                                                                 -------------   -------------
     Loss from operations                                          (4,434,112)     (1,380,261)
Other income (expense):
  Interest and other income                                             9,357              --
  Gain (loss) on sale of assets                                       (13,160)        165,172
  Interest expense                                                   (270,128)       (169,626)
                                                                 -------------   -------------
                                                                     (273,931)         (4,454)
                                                                 -------------   -------------
     Loss from continuing operations before income taxes           (4,708,043)     (1,384,715)
Income tax benefit                                                         --              --
                                                                 -------------   -------------
     Loss from continuing operations                               (4,708,043)     (1,384,715)
Discontinued operations:
  Loss from operations of discontinued subsidiary FutureSmart
    Systems, Inc. (including no loss on disposal)                  (1,385,896)             --
  Income tax benefit                                                       --              --
                                                                 -------------   -------------
     Loss on discontinued operations                               (1,385,896)             --
                                                                 -------------   -------------
     Net loss                                                      (6,093,939)     (1,384,715)
                                                                 =============   =============
Basic and diluted net loss per share
  Continuing operations                                          $      (0.24)   $      (0.09)
  Discontinued operations                                        $      (0.07)   $         --
                                                                 -------------   -------------
                                                                 $      (0.31)   $      (0.09)
                                                                 =============   =============
Weighted average shares outstanding                                19,557,424      16,000,000
                                                                 =============   =============


See accompanying notes to consolidated financial statements.

                                                 23


LifeStyle Innovations, Inc. and Subsidiaries
(A Majority Owned Subsidiary of eResource Capital Group, Inc.)
Consolidated Statements of Stockholders' Equity
For the years ended June 30, 2003 and 2002

                                                                                                       Additional    Unissued
                                                    Preferred Stock              Common Stock           Paid-in       Common
                                                Shares         Amount        Shares        Amount       Capital        Stock
                                              ------------  ------------  ------------  ------------  ------------  ------------
Balance at July 1, 2001                                --   $        --    16,000,000   $    16,000   $10,653,419   $        --
  Capital contribution                                 --            --            --            --       200,000            --
  Purchase of business                                 --            --            --            --       749,168            --
  Net loss for year ended June 30, 2002                --            --            --            --            --            --
                                              ------------  ------------  ------------  ------------  ------------  ------------
Balance at June 30, 2002                               --            --    16,000,000        16,000    11,602,587            --
  Acquire LifeStyle Innovations, Inc.                  --            --     4,074,530         4,075       103,572            --
  Note payable and accrued interest
    converted to common stock                          --            --       100,000           100       217,400            --
  Common stock sold for cash                           --            --       178,400           178       392,742       693,765
  Acquire FutureSmart Systems, Inc.             1,000,000       100,000            --            --            --            --
  Prepay interest on convertible debentures            --            --       106,395           106       265,882            --
  Consulting agreements                                --            --        10,000            10        57,490        37,500
  Net loss for year ended June 30, 2003                --            --            --            --            --            --
                                              ------------  ------------  ------------  ------------  ------------  ------------
Balance at June 30, 2003                        1,000,000   $   100,000    20,469,325   $    20,469   $12,639,673   $   731,265
                                              ============  ============  ============  ============  ============  ============


                                                 Common                         Stock
                                                 Stock         Deferred      Subscription    Accumulated
                                                Warrants       Expenses       Receivable        Deficit          Total
                                              -------------  -------------   -------------   -------------   -------------
Balance at July 1, 2001                                 --   $         --    $         --    $ (4,439,715)   $  6,229,704
  Capital contribution                             200,000
  Purchase of business                             749,168
  Net loss for year ended June 30, 2002                 --             --              --      (1,384,715)     (1,384,715)
                                              -------------  -------------   -------------   -------------   -------------
Balance at June 30, 2002                                --             --              --      (5,824,430)      5,794,157
  Acquire LifeStyle Innovations, Inc.                   --             --          (4,000)             --         103,647
  Note payable and accrued interest
    converted to common stock                           --             --              --              --         217,500
  Common stock sold for cash                            --             --              --              --       1,086,685
  Acquire FutureSmart Systems, Inc.                206,295             --              --              --         306,295
  Prepay interest on convertible debentures             --       (265,988)             --              --              --
  Consulting agreements                                 --        (37,500)             --              --          57,500
  Net loss for year ended June 30, 2003                 --             --              --      (6,093,939)     (6,093,939)
                                              -------------  -------------   -------------   -------------   -------------
Balance at June 30, 2003                           206,295   $   (303,488)         (4,000)   $(11,918,369)   $  1,471,845
                                              =============  =============   =============   =============   =============

See accompanying notes to consolidated financial statements.


                                                      24


LifeStyle Innovations, Inc. and Subsidiaries
(A Majority Owned Subsidiary of eResource Capital Group, Inc.)
Consolidated Statements of Cash Flows

                                                                    For the years ended June 30,
                                                                        2003           2002
                                                                    ------------   ------------
Cash flows from operating activities:
  Net loss                                                          $(6,093,939)   $(1,384,715)
    Loss from discontinued operations                                (1,385,896)            --
                                                                    ------------   ------------
      Loss from continuing operations                                (4,708,043)    (1,384,715)
  Adjustments to reconcile net loss to net cash used in
    operations:
      Depreciation and amortization                                     107,324         66,008
      Bad debt expense                                                  184,024         55,145
      Loss (gain) on sale of assets                                      13,160       (164,691)
      Stock based compensation                                          654,749             --
      Goodwill impairment                                             2,020,772             --
      Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
        Accounts and notes receivable                                  (268,706)      (213,121)
        Inventories                                                      19,532       (116,405)
        Prepaid expenses                                                 (7,867)       (37,684)
        Deferred costs and other assets                                   5,127         34,232
        Accounts payable and accrued expenses                           744,183        401,727
        Deposits and other liabilities                                       --      1,213,119
        Unearned income                                                 (41,857)        69,758
                                                                    ------------   ------------
          Net cash used in continuing operations                     (1,277,602)       (76,627)
          Net cash used in discontinued operations                     (466,246)            --
                                                                    ------------   ------------
            Net cash used in operations                              (1,743,848)       (76,627)
Cash flows from investing activities:
     Purchase of property and equipment                                 (84,739)      (241,752)
     Purchase of investments                                                 --        (25,391)
     Sale of branch assets                                                   --        (44,859)
     Proceeds from sale of equipment                                     16,755             --
     Cash paid in connection with business acquisitions, net           (439,107)      (271,992)
                                                                    ------------   ------------
          Net cash used in investing activities                        (507,091)      (583,994)
          Net cash used in discontinued operations                     (174,248)            --
                                                                    ------------   ------------
            Net cash used in investing activities                      (681,339)      (583,994)
Cash flows from financing activities:
     Notes payable proceeds                                             725,000      1,061,472
     Repayment of notes payable                                         (86,000)            --
     Cash received in excess of cash paid in acquisition                273,518             --
     Capital contribution by shareholder                                     --         50,000
     Due to affiliates                                                  441,477       (440,000)
     Sale of common stock                                             1,086,685             --
                                                                    ------------   ------------
          Net cash provided by financing activities                   2,440,680        671,472
Net increase (decrease) in cash and cash equivalents                     15,493         10,851
Cash and cash equivalents at beginning of period                         12,277          1,426
                                                                    ------------   ------------
Cash and cash equivalents at end of period                          $    27,770    $    12,277
                                                                    ============   ============

                                                                                      Continued


LifeStyle Innovations, Inc. and Subsidiaries
(A Majority Owned Subsidiary of eResource Capital Group, Inc.)
Consolidated Statements of Cash Flows
(Continued)

                                                                       For the years ended June 30,
                                                                           2003       2002
                                                                         ---------  ---------
Supplemental Cash Flow Information
  Cash paid for interest                                                 $ 27,236   $169,626
  Cash paid for income taxes                                             $     --   $     --

Non-cash investing and financing activities are as follows:
  RCG common stock issued for acquired businesses                        $     --   $749,168
  Capital contribution in form of investment securities                  $     --   $150,000
  Sale of investment to RCG                                              $     --   $150,000
  Common stock issued for note payable and accrued interest              $217,500   $     --
  Conversion of note payable for accounts receivable                     $ 90,000   $     --
  Financial consulting agreement paid in common stock                    $ 57,500   $     --
  Consulting agreement for public relations to be paid in common stock   $ 37,500   $     --




See accompanying notes to consolidated financial statements.



LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
(A Majority Owned Subsidiary of eResource Capital Group, Inc.)
Notes to Consolidated Financial Statements
For the Years ended June 30, 2003 and 2002

1.       BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

         (a) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION - The consolidated financial statements include the accounts of LifeStyle Innovations, Inc. ("LFSI") and its wholly owned subsidiaries: LST, Inc., d/b/a LifeStyle Technologies ("LST"); LifeStyle Technologies Franchising Corp. ("Franchising"); Brittany Enterprises, Inc. ("Brittany"); FutureSmart Systems, Inc. ("FutureSmart"); and LifeStyle Integrators, Inc. ("Integrators"). In addition the wholly owned subsidiaries of Integrators which are included in the consolidated financial statements include:
              LifeStyle Technologies Atlanta, Inc. ("LSTA"); LifeStyle Technologies Charlotte, Inc. ("LS-Charlotte); and LifeStyle Security, Inc. ("LS-Security") (collectively the "Company"). LST and LS-Security are currently inactive. All material intercompany accounts and transactions have been eliminated. Effective July 15, 2002 Princeton Mining Company changed its name to Lifestyle Innovations, Inc.

              At June 30, 2003 the Company has a significant working capital deficit of $6,281,197. The major components of the working capital deficit include: $1,764,767 due to affiliates, including RCG and its subsidiaries, $2,353,674 in accounts payable and accrued expenses and notes payable in the amount of $2,102,782. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives and potential sales of its Common Stock in private placement transactions. Additionally, the Company is negotiating with its debt holders to extend or convert some or all of the debt due in August 2003 (See below). If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the debt repayments scheduled for August 2003, or (iii) unable to raise additional funds through private placement sales of its Common Stock, then the Company will need to secure alternative debt or equity financing to provide it with additional working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted.

              On August 21, 2003 the Company converted a note in the amount of $300,000 plus accrued interest in the amount of $42,500 into 200,000 shares of RCG common stock. The obligation to the third party will now be due to RCG.

              In August 2003 the guarantor, a related party, paid a note owed by the Company in the amount of $100,000.

              The Company has reached an agreement to extend the remaining $941,782 in debt that was due in August 2003.

              In October 2003 the Company received a commitment to provide additional financing in the amount of $300,000. The financing may either be debt or equity.


         (b) ORGANIZATION - LFSI was organized in September 1950, under the laws of the State of Idaho.

              LFSI completed its acquisition of FutureSmart effective March 7, 2003. On May 28, 2003 the Board of Directors approved a plan to dispose of FutureSmart. Accordingly, its operations since March 7, 2003 have been included in discontinued operations. See Note 3.

              On September 5, 2002, LFSI acquired LST, a Delaware corporation, and its wholly owned subsidiaries, Franchising, LS-Security and LSTA, all organized in July 2001. LFSI issued 16,000,000 shares of its common stock to eResource Capital Group, Inc. ("RCG"), to acquire 100% interest in LST. At June 30, 2003 RCG owns 77% of the outstanding common stock of LFSI. On February 20, 2003 LFSI reorganized its corporate structure. Integrators became a wholly owned subsidiary of LFSI and the company-store operations located in Charlotte, NC and Atlanta, GA were transferred to Integrators. Simultaneously Franchising became a subsidiary of LFSI and LST and LS-Security became inactive. LFSI had only nominal operations prior to the merger, leasing two condominium units. Accordingly for accounting purposes the transaction has been treated as the issuance of stock by LST for the net monetary assets of LFSI, accompanied by a recapitalization of LST. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical financial statements prior to September 5, 2002 are those of LST.

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

         (c) NATURE OF BUSINESS - Integrators is a full service home technology integration company providing builders, homeowners, and commercial customers with complete installation and equipment for structured wiring, security, personal computer networking, audio, video, home theater, central vacuum and accent lighting. The Company, through Franchising, launched a national franchising program in the fourth quarter of fiscal 2001 and, has since sold 18.5 franchises. Franchising has secured relationships with product manufacturers, distributors and service providers (cable, Internet service, broadband and security).

              Brittany is the owner of two condominium units that are located in Dallas, Texas which are currently under lease.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

TRADE ACCOUNTS RECEIVABLE

         Accounts receivable from the sale of products or services are recorded at net realizable vale and the Company grants credit to customers on an unsecured basis. The Company provides an allowance for doubtful collections that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal trade receivables are due from 15 to 30 days after the issuance of an invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

         The Company computes finance charges on accounts that are 30 days past due. The finance charges are recognized into income when accrued unless collection is doubtful.

INVENTORIES

         Inventories for the LifeStyle company owned stores consists of purchased components, which are recorded at the lower of cost or market with cost being determined on a first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is five to seven years for all categories except for computer software, with is depreciated over three years. Leasehold improvements are amortized over the life of the lease if it is shorter than the estimated useful life. Residential real estate is depreciated over twenty-seven and one-half years. Repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized. The cost of property and equipment and the related accumulated depreciation are removed from the accounts upon retirement or disposal with any resulting gain or loss being recorded as other income or expenses.

GOODWILL, INTANGIBLE ASSETS AND IMPAIRMENT

         The Company records goodwill and intangible assets arising from business combinations in accordance with SFAS No. 141 "Business Combinations" ("SFAS 141") which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill.

         The Company accounts for goodwill and intangible assets in accordance with SFAS 142. The Company adopted SFAS 142 effective July 1, 2001. In completing the adoption of SFAS 142, LST allocated its previously existing goodwill as of July 1, 2001 to its reporting units, as defined in SFAS 142, and performed an initial test for impairment as of that date.

         In accordance with SFAS 142, the Company no longer amortizes goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

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

         On March 7, 2003, pursuant to her employment agreement, Jacqueline E. Soechtig, Chief Executive Officer since March 7, 2003, was granted (1) an incentive stock option to purchase 500,000 shares of Common Stock at an exercise price equal to the trading price of such stock on the last trading day prior to Board approval ($5.10), with options for 166,666 shares to vest and become exercisable on the effective date of the agreement and options for 166,667 shares to vest and become exercisable on each of the first and second anniversaries of the effective date, subject to her continued employment and (2) a non-qualified stock option to purchase 500,000 shares at an exercise price equal to $2.50, with options for 166,666 shares to vest and become exercisable on the effective date of this agreement and options for 166,667 shares to vest and become exercisable on each of the first and second anniversaries of the effective date, subject to her continued employment. Both options will expire ten years from the effective date.

         On September 5, 2002, Paul Johnson, Chief Executive Officer of the Company until March 7, 2003, was granted an option to acquire 400,000 shares of Common Stock at an exercise price of $2.20, the trading price on that day. The option vested on September 5, 2002 and will expire three years from the effective date.

         SFAS 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123" require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, which were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations for awards from stock option plans were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected term, three and ten years from the date of grants in fiscal 2003; stock price volatility, 104% to 122%; risk free interest rate, 4.5% to 4.67%; and no dividends during the expected term as the Company does not have a history of paying cash dividends.

         If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income
         (loss) and net income (loss) per share, basic and diluted, would have been as follows:

                       Years Ended June 30, 2003 and 2002
                       ----------------------------------

                                                        2003            2002
                                                        ----            ----


         Net loss, as reported                       $(6,093,939)   $(1,384,715)

         Add: Stock-based employee compensation
           included in reported net loss                 568,749             --

         Deduct:  Total stock-based compensation
           expense determined under fair value
           method for all awards                      (2,729,304)            --
                                                     ------------   ------------
         Net loss, proforma                          $(8,254,494)   $(1,384,715)
                                                     ============   ============
         Net loss per share, basic and diluted       $      (.42)   $      (.09)
                                                     ============   ============

         Options and warrants issued to non-employees are accounted for under SFAS 123, "Accounting for Stock Based Compensation". For the options and warrants issued to non-employees, the fair value of each award is calculated using the Black-Scholes Model in accordance with SFAS 123.

         On May 7, 2002 the Board of Directors adopted and the shareholders approved by majority consent the Princeton Mining Company 2002 Stock Option Plan. The Plan provides for the issuance of up to 2 million shares of the Company's $.001 par value Common Stock in connection with stock options and other awards under the Plan. The Plan authorizes the grant of incentive stock options and non-statutory stock options. At June 30, 2003 there were options granted under the Plan for 1,050,000 shares (716,666 shares vested) and 950,000 shares available for grant. In addition, there are non-qualified options to purchase 642,858 shares (309,524 vested) outstanding at June 30, 2003 which are not granted under the Plan.

REVENUE RECOGNITION

         Integrators' home technology services work is completed in three phases
         - pre-wiring, trim-out and hardware installation. Integrators invoices its customers and records revenue as work is completed on each project. For alarm monitoring service contracts sold by Integrators, revenue is recognized only when the contracts are sold to third party finance companies or as billed if Integrators holds and services the contract. Integrators sells substantially all of its alarm monitoring contracts immediately subsequent to the date the contracts are signed by the customer.

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

NET LOSS PER COMMON SHARE

         The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All potential dilutive securities are antidilutive as a result of the Company's net loss for the years ended June 30, 2003 and 2002. Accordingly, basic and diluted EPS are the same for each period.

ADVERTISING COSTS

         Advertising costs are generally charged to operations in the period incurred and totaled $35,723 and $65,930 for the years ended June 30, 2003 and 2002, respectively.

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

INCOME TAXES

         Income taxes are accounted for in accordance with SFAS 109, "Accounting for Income Taxes", which prescribes the use of the asset/liability method. Deferred taxes represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. They arise from differences between the financial reporting and tax basis of assets and liabilities and are adjusted for changes in tax laws and tax rates when those changes are enacted. The provision for income taxes represents the total of income taxes paid or payable for the current year, plus the change in deferred taxes during the year. Management of the Company elected to provide a reserve against the potential future income tax benefits from its current net operating loss, due to the uncertainty of its realization.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that a liability be recognized on the date on which the company had committed to an exit plan. In fiscal 2003 the Company adopted this statement with no effect on its financial position or results of operations.

         In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, "Acquisition of Certain Financial Institutions." The adoption of SFAS 147 will not have any impact on the financial position or results of operations of the Company.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the provisions of this statement effective January 1, 2003 with no impact on its financial position or results of operations.

         Effective January 1, 2003, we adopted FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires a variable interest entity ("VIE") to be consolidated by the primary beneficiary of the entity under certain circumstances. FIN 46 is effective for all new VIE's created or acquired after January 31, 2003. For VIE's created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company adopted this interpretation on January 31, 2003 with no impact on its financial position or results of operations.

         In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. The Company adopted this Statement on April 30, 2003 with no impact on its financial position or results of operations.

         In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations.

3.       ACQUISITIONS AND DISPOSITIONS

FUTURESMART SYSTEMS, INC.
-------------------------
On March 7, 2003 LFSI completed its acquisition of FutureSmart Systems, Inc., a manufacturer and distributor of structured wiring and home networking distribution panels. On May 28, 2003 the Board of Directors approved a plan to dispose of FutureSmart. Accordingly, its operations since March 7, 2003 have been included in discontinued operations.

The purchase price of $876,910 consisted of the issuance of 1,000,000 shares of LFSI's $.10 par value preferred stock, a bridge loan by LFSI to FutureSmart of $224,830 and $552,080 in direct transaction costs. Total consideration was allocated as follows:

Current assets                                                 $   1,244,416
Property and equipment                                               309,296
Goodwill and other intangible assets                               2,939,072
Other                                                                 26,280
                                                               --------------
     Total assets acquired                                         4,519,064
Current liabilities                                               (1,616,381)
Non-current liabilities                                           (2,025,773)
                                                               --------------
     Total liabilities assumed                                    (3,642,154)
                                                               --------------
          Purchase price                                             876,910
Preferred stock issued                                              (100,000)
Common stock warrants issued                                        (206,295)
Cash acquired                                                       (131,508)
                                                               --------------
          Cash paid, net of cash acquired                      $     439,107
                                                               ==============

The acquisition of FutureSmart was accounted for as a purchase in accordance with SFAS 141, and the Company has accordingly allocated the purchase price of FutureSmart based upon the fair values of the net assets acquired and liabilities assumed.

Pursuant to the acquisition agreement, the shareholders of FutureSmart could receive "Earn out Consideration" of up to 1,200,000 LFSI common shares if FutureSmart achieves certain "Performance Milestones."

In connection with LFSI's acquisition of FutureSmart RCG agreed until March 3, 2005, or one year from the registration of the shares of common stock for the FutureSmart shareholders if sooner, that if RCG proposes to transfer 15% or more of the shares of LFSI owned by RCG (excluding registered offerings, sales to certain investors and related party sales) then certain of the FutureSmart shareholders shall have the right to participate in such transfer of stock on the same terms and conditions for up to 25% of the total sale.

Net non-current assets of FutureSmart at June 30, 2003 consisted of the following:

  Goodwill                                                         $  2,382,797
  Property and equipment, net                                           298,487
  Deferred costs and other assets                                        41,102
                                                                   -------------
    Non-current assets                                                2,722,386
  Long-term debt and capital leases, less current portion            (1,997,633)
                                                                   -------------
  Net non-current assets of discontinued operations                $    724,753
                                                                   =============

Net current liabilities of FutureSmart at June 30, 2003 consisted of the following:

  Accounts payable and accrued expenses                            $ (1,888,356)
  Current portion of long-term debt and capital leases                  (95,997)
                                                                   -------------
    Total current liabilities                                        (1,984,353)
  Cash                                                                  139,523
  Accounts receivable, net                                              402,253
  Inventories                                                           717,824
                                                                   -------------
    Net current liabilities of discontinued operations             $   (724,753)
                                                                   =============

SALE OF BRANCHES
----------------
In September 2001, the Company sold its branch locations in Greenville/Columbia, SC, Raleigh, NC and Hilton Head, SC to entities that are now operating these locations as franchises. These branches, which had a net equity deficit of $36,700, were sold for net proceeds of $134,900 resulting in a net gain of $ 171,600.

LIFESTYLE TECHNOLOGIES ATLANTA, INC.
------------------------------------
On July 10, 2001, the Company acquired certain net assets and the business of a home technology company in Atlanta, GA, now operated as LSTA for $1,255,000 which was paid in cash ($275,000), RCG Common Stock (139,365 shares) and a four
- year term note ($250,000). Including direct acquisition costs, the total purchase price aggregated $1,259,857 and the transaction was accounted for using the purchase method of accounting. The excess value of the purchase price over the fair value of the net assets on the acquisition date aggregated $1,207,669 which was allocated to goodwill.


4.       INVESTMENTS

The Company's investments are comprised of a certificate of deposit, including accrued interest, which is pledged as collateral on a trade credit agreement with a vendor.


5.       PROPERTY AND EQUIPMENT

A summary of property and equipment as of June 30, 2003 is as follows:

Real estate                                                        $     46,394
Leasehold improvements                                                   35,031
Showrooms                                                               146,929
Vehicles                                                                 12,074
Computers and office equipment                                          166,860
Furniture and fixtures                                                   50,030
Computer software                                                        12,888
                                                                   -------------
                                                                        470,206
Less:  Accumulated depreciation                                        (177,179)
                                                                   -------------
Property and equipment, net                                        $    293,027
                                                                   =============

6.       GOODWILL

The changes in goodwill are as follows:

     Balance at July 1, 2002                                       $  8,920,121
Goodwill acquired during 2003                                         2,939,072
Goodwill transferred to discontinued operations during 2003          (2,939,072)
Other goodwill adjustments                                                  105
Goodwill impairment                                                  (2,020,772)
                                                                   -------------
     Balance at June 30, 2003                                      $  6,899,454
                                                                   =============

In March 2003, the Company acquired FutureSmart, which resulted in the recording of $2,939,072 in goodwill. The other goodwill adjustment relates to resolutions of contingencies that existed as of the acquisition dates of the related businesses.

In May 2003 the Board of Directors of the Company approved a plan to dispose of FutureSmart. The goodwill associated with FutureSmart was transferred to net non-current assets of discontinued operations.

The Company's operating segment was tested for impairment at the end of fiscal 2003. The fair value of the reporting unit was estimated based upon the expected present value of future cash flows. The Company completed its valuation of goodwill and made an adjustment of $2,020,772 to write-down the goodwill associated with its home technology integration operations. The adjustment reduced the carrying value of goodwill from $8,920,226 to $6,899,454. The decline in the fair value is attributed to lower than expected sales growth rates and fewer franchise sales.


7.       LONG-TERM DEBT

Long-term debt at June 30, 2003 consists of the following:

Note payable - due on demand bearing interest at the prime
rate plus 1% and secured by assets pledged by a Related
Party; past due; the Related Party paid this note in August 2003   $    100,000

Note payable - due in August 2003 with interest at 10%;
collateralized by certain home technology assets (2)                    300,000

Unsecured note payable - due on demand; with interest at 6%             500,000

Unsecured note payable - due January 1, 2004; with interest at 12%      225,000

Note payable - due August 31, 2004; with interest at 10%;
  collateralized by real estate                                          34,919

Note payable to related party - due in August 2003 with
interest at 12%; unsecured                                              291,782

Note payable - due in August 2003 with interest at 12% and
collateralized by certain home technology accounts receivable
and inventory (1)                                                       650,000

Note payable - due in monthly installments of $3,000 and a
balloon payment in July 2005; with interest at 8%;
collateralized by home technology accounts receivable                   181,000
                                                                   -------------
                                                                      2,282,701
Less current maturities, including demand notes                       2,102,782
                                                                   -------------
Long-term portion                                                  $    179,919
                                                                   =============

(1) At the option of the note holder, this note can be converted into RCG's Common Stock at a ratio of one share of Common Stock for each $4.55 of outstanding principal and interest.
(2) The principal and accrued interest on this note payable is convertible to shares of RCG Common Stock at the greater of $1.12 per share or a 20% discount to the average closing price of the Common Stock for the ten days immediately preceding the conversion date. The note and accrued interest of $42,500 was converted into RCG common stock on August 21, 2003.

RCG's common stock closed at $.55 on June 30, 2003.

Future maturities of long-term debt and notes payable are as follows at June 30, 2003:

             Fiscal year                                              Amount

                2004                                               $  2,102,782
                2005                                                    179,919
                                                                   -------------
                Total                                              $  2,282,701


8.       INCOME TAXES

Deferred income tax assets consist of the following as of June 30, 2003:

Net operating loss carryforwards                                   $  3,070,300
Allowance for bad debts                                                  66,400
Other                                                                    47,700
                                                                   -------------
     Total deferred income tax assets                                 3,184,400
Deferred income tax asset valuation allowance                        (3,184,400)
                                                                   -------------
     Net deferred income tax assets                                $         --
                                                                   =============

A reconciliation of the Company's effective income tax rate to the statutory income tax rate is as follows:

                                                       Year ending June 30,
                                                       2003           2002

Federal tax benefit at statutory rate              $ (2,071,900)   $   (470,801)
State tax benefit, net of federal                      (274,200)        (69,236)
Goodwill impairment                                     992,200              --
Permanent differences                                    31,000          24,950
Change in deferred tax valuation allowance            1,322,900         515,087
                                                   -------------   -------------
     Income tax expense                            $         --    $         --
                                                   =============   =============

As of June 30, 2003 the Company had approximately $8,000,000 of net operating loss carry forwards for federal income tax purposes, which expire between 2020 and 2023. A deferred income tax asset valuation has been established against all deferred income tax assets as management is not certain that the deferred income tax assets will be realized. In addition, due to substantial limitations placed on the utilization of net operating losses following a change in control, utilization of such NOL's could be limited.

9.       NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

During the year ended June 30, 2003, the Company sold 31 units of a private placement and realized net proceeds of $693,765. Each unit consists of 10,000 shares of Common Stock, $.001 par value and a Series A Warrant to purchase 3,000 shares of Common Stock for $3.33 per share. Legend Merchant Group, Inc. acted as placement agent for the offering and received a commission of 10%.

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

Following is a summary of the warrants which have been granted by the Company (none in Fiscal 2002):

                                                          Fiscal 2003
                                                          -----------
                                                                    Weighted
                                                                     Average
                                                       Number       Exercise
                                                     Of Shares       Price
                                                     ---------       -----

Outstanding, beginning of year                              -       $  -
Granted                                                398,400      $  4.00
Granted                                                398,400      $  6.00
Granted                                                 50,000      $  2.75
Granted                                                 93,000      $  3.33
                                                     ---------      -------
Outstanding, end of year                               939,800      $  4.72
                                                     =========      =======
Vested, end of year                                    939,800      $  4.72
                                                     =========      =======

The weighted average contractual life for all outstanding warrants as of June 30, 2003 was approximately 20 months, with the exercise prices ranging from $2.75 to $6.00. The weighted average fair value for all warrants granted in fiscal 2003 was $4.72 and none in fiscal 2002. Warrants outstanding at June 30, 2003 will expire as follows:

                                                                      Weighted
                                                                      Average
                                                     Number           Exercise
                                                    Of Shares          Price
                                                    ---------          -----

Fiscal 2005                                          541,400         $  3.77
Fiscal 2006                                          398,400         $  6.00

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

During the periods ended June 30, 2003 and 2002, the Company recorded $28,500 and $26,125, respectively, in non-cash expense related to common stock and stock purchase warrants that were granted to a consultant engaged to assist the Company in developing and implementing its national franchising program. The fair value of these warrants to purchase RCG common stock, $57,000, as determined in accordance with SFAS 123 has been recorded on the Company's financial statements and is being amortized to expense over the service period of the related agreement. At June 30, 2003 the unamortized balance in prepaid expenses was $2,375.

On May 7, 2002 the Company established the Princeton Mining Company 2002 Stock Option Plan ("Plan") to grant options to acquire up to 2,000,000 shares of its $.001 par value common stock to officers, employees, directors and consultants and advisors of the Company. Pursuant to the Plan, the Company may grant incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options.

Incentive and non-qualified options may not be granted at an exercise price of less than the market value of the common stock on the date of grant (except for holders of more than 10% of common stock, whereby the exercise price must be at least 110% of the fair market value at the date of grant for incentive stock options). The term of the options may not exceed 10 years.

Following is a summary of activity of the Plan:
                                                Fiscal 2003                     Fiscal 2002
                                                        Weighted                       Weighted
                                                         Average                       Average
                                            Number      Exercise           Number      Exercise
                                           Of Shares     Price           Of Shares       Price
                                           ---------     -----           ---------       -----
Outstanding, beginning of year              150,000      $   1.50              -        $   . -
Granted                                     900,000      $   3.81         150,000       $  1.50
Forfeited                                        -       $    . -              -        $   . -
Expired                                          -       $    . -              -        $   . -
Outstanding, end of year                  1,050,000      $   3.48         150,000       $  1.50
                                         ----------      --------       ---------       -------
Vested, end of year                         716,666      $   2.73         150,000       $  1.50
                                         ==========      ========       =========       =======

The weighted average contractual life for all options under the Plan as of June 30, 2003 was approximately 5.80 years with exercise prices ranging from $1.50 to $5.10. If not previously exercised, all Plan options outstanding at June 30, 2003, will expire as follows:

                                                                       Weighted
                                                                        Average
                                                          Number       Exercise
                                                        Of Shares        Price
                                                        ---------        -----

Fiscal 2005                                                150,000     $  1.50
Fiscal 2006                                                400,000     $  2.20
Fiscal 2013                                                500,000     $  5.10
                                                        ----------     -------
                                                         1,050,000     $  3.48
                                                        ==========     =======

The Company granted options outside of the Plan to acquire 642,858 shares (309,524 vested) of its Common stock at an average exercise price of $2.80 outstanding on June 30, 2003. Options to acquire 142,858 shares expire in April 2005 and the remaining options to acquire 500,000 shares expire in March 2013.

10.      CONVERTIBLE SERIES A PREFERRED STOCK

Effective March 3, 2003 the Company amended its Articles of Incorporation to authorize the issue of 1,000,000 shares of Series A Convertible Preferred Stock, par value $.10 per share. The principal preferences and rights of the Series A Preferred Stock are: (i) entitled to receive dividends when and if declared;
(ii) liquidation value of $2.75 per share plus an amount equal to 5% per annum on the original issue price; (iii) each holder of shares shall be entitled to the number of votes equal to the number of shares of Common Stock into which each share of Series A Preferred Stock could be converted; (iv) conversion is at the option of the holder until 51% of the then outstanding shares elect to convert, at which time all remaining outstanding Series A Preferred Stock shall automatically be converted into Common Stock; (v) and the initial conversion price of $2.75 per share is subject to adjustment in the event of certain occurrences.


11.      DEFERRED EXPENSES

At June 30, 2003, deferred expenses includes $265,988 in prepaid interest on the $1,900,000 in debentures which are included in long-term debt. The Company issued 106,395 shares of its common stock to prepay the interest until March 7, 2005, the due date of the debentures.

In addition, deferred expenses includes 15,000 shares of common stock valued at $37,500 for a consulting contract expected to be completed by December 31, 2003.

12.      TRANSACTIONS WITH RELATED PARTIES

At June 30, 2003, notes and advances due to affiliates consisted of the following:

DUE TO RELATED PARTIES
Due to RCG and its subsidiaries                                    $  1,524,663
Note payable to Michael Pruitt, CEO of RCG                               10,658
Advance from and accrued interest payable to Mr. Pruitt                  46,856
Advances from and accrued interest payable to G David
  Gordon, a shareholder and creditor of LFSI and RCG                    182,590
                                                                   -------------
                                                                   $  1,764,767
                                                                   =============

The amount due to RCG and its subsidiaries represents net advances to and from RCG and its subsidiaries. RCG also provides various services to the Company, including accounting and finance assistance, capital and debt raising, human resources and other general and administrative services. For the years ended June 30, 2003 and 2002, RCG charged the Company $120,000 and $197,000, respectively.

The note payable to Mr. Pruitt, CEO of RCG, indicated in the above table bears interest at 12% per annum and is due on demand. The advance payable to Mr. Pruitt bears interest at a variable rate, which approximates the rate of interest earned on the Company's certificate of deposit investment, and is due on demand.

Mr. Pruitt has pledged certain of his personal assets to secure a $100,000 bank credit facility for LST's home technology business. At June 30, 2003, the balance outstanding on this bank facility was $100,000. Mr. Pruitt paid this loan in August 2003.

Mr. Pruitt is also a minority investor in a company that has purchased franchise licenses and business operations of LST's home technology business in three markets in South Carolina and in another company that has purchased franchise licenses in three locations in Maryland. At June 30, 2003, the franchise locations in South Carolina owed the Company and its subsidiaries $51,000 and the franchise locations in Maryland owed the Company and its subsidiaries $5,000.

Paul B. Johnson, President of the Company, is an investor in a company, which in November 2001 became a franchisee of the Company's home technology business in the Dallas, Texas market and purchased two additional locations in the Dallas, Texas market during the quarter ended March 31, 2003. The Dallas franchise locations owed the Company and its subsidiaries $110,000 at June 30, 2003.

During fiscal 2002, Glenn Barrett resigned as President of Lifestyle and began LVA Technologies LLC ("LVA"), a low voltage wiring business that operates as a Lifestyle franchisee headquartered in Charlotte, NC to service the commercial market. The Company waived LVA's initial franchise fee for the commercial franchise. LVA also owns the Greenville and Columbia, SC franchises. LVA's low voltage wiring business pays royalties on products purchased from the Company at the same rate as the Company's other franchisees, however, it does not pay royalties on revenue generated from products purchased elsewhere as required of the Company's other franchisees, including the Greenville and Columbia, SC franchises. LVA and its subsidiaries owed the Company and its subsidiaries $251,000 at June 30, 2003.

At June 30, 2003, total debt outstanding to G. David Gordon and a company in which he is the president and a shareholder, was $291,782 which is included in notes payable. The loan, which arose during fiscal 2002, bears interest at 12%. Mr. Gordon and this company also loaned RCG an additional $1,067,500 during fiscal 2002 (balance of $1,032,500 at June 30, 2003) at interest rates of 8% to 12%. Mr. Gordon acts as special legal counsel to RCG and the Company from time to time and is a shareholder of both.

Mr. Gordon has an ownership interest in ten of the Company's franchises, including two locations that were purchased during fiscal 2002 from the Company and for which the Company recorded a gain of $119,000. Mr. Gordon has an ownership interest in the three markets in South Carolina along with Mr. Pruitt, as discussed above; three locations in the Dallas market along with Mr. Johnson; and four additional markets in Houston, Texas, Raleigh, North Carolina, Wilmington, North Carolina and Greensboro, North Carolina. These four markets owed the Company and its subsidiaries $95,000 at June 30, 2003.

Revenues from the franchisees discussed above for the two years ended June 30, 2003 and 2002 are as follows:

                                                        2003            2002

Houston and three North Carolina markets           $    258,000    $     90,000
Three South Carolina markets                            270,000          22,000
Three Maryland markets                                   47,000           5,000
LVA and subsidiaries                                    183,000          29,000
Dallas                                                  134,000          14,000
                                                   -------------   -------------
                                                   $    892,000    $    160,000
                                                   =============   =============

13.      BUSINESS SEGMENT INFORMATION

Information related to business segments is as follows (amounts in thousands of dollars):

                             Company
                               Owned                    Future
                             Locations     Franchise     Smart        Corporate    Total
                             ---------     ---------     -----        ---------    -----
Year ended June 30, 2003
------------------------

Revenue
  External customers        $    1,630   $      576   $       --   $       --   $    2,206
  Intersegment              $       --   $       83   $       --   $       --   $       83

Loss from operations
  Continuing operations     $    3,430   $      322   $       --   $      956   $    4,708
  Discontinued operations   $       --   $       --   $    1,386   $       --   $    1,386

Identifiable assets         $    7,325   $      471   $      725   $      117   $    8,638
Capital expenditures        $       19   $       66   $       --   $       --   $       85
Depreciation and
  Amortization              $       67   $       38   $       --   $        2   $      107

Year ended June 30, 2002
------------------------

Revenue
  External customers        $    2,139   $      747   $       --   $       --   $    2,886
  Intersegment              $       --   $       --   $       --   $       --   $       --

Loss from operations
  Continuing operations     $    1,334   $       51   $       --   $       --   $    1,385

Identifiable assets         $    9,721   $      388   $       --   $       --   $   10,109
Capital expenditures        $      179   $       63   $       --   $       --   $      242
Depreciation and
  Amortization              $       49   $       17   $       --   $       --   $       66


Corporate includes the real estate investment and the costs associated with the requirements of a public company.

14.      COMMITMENTS AND CONTINGENCIES

As a part of the issue of 16,000,000 shares of its Common Stock to RCG, LFSI was obligated to file a registration statement within 90 days of the September 5, 2002 closing date of the transaction. If LFSI did not meet this deadline, it was obligated to issue an option to RCG for 1,000,000 shares of LFSI common stock at 20% of the last bid price for the LFSI common stock on the triggering date. As a result of the acquisition of FutureSmart by LFSI (See Note 3), RCG and LFSI have agreed to extend the deadline for filing the registration statement until May 31, 2003 or a later date consistent with any registration rights associated with the acquisition of FutureSmart.

Future minimum operating lease commitments under non-cancelable leases for office space is summarized as follows:

Fiscal year                                                          Total

2004                                                               $    169,500
2005                                                                    169,500
2006                                                                    169,500
2007                                                                    157,200
2008                                                                      8,000
                                                                   -------------
                                                                   $    673,700
                                                                   =============

Rent expense for the years ended June 30, 2003 and 2002 amounted to $235,529 and $180,397, respectively.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 31, 2002, the Company dismissed its former principal accountant, Stephen P. Higgins, CPA of Huntington, New York, and engaged Crisp, Hughes, Evans LLP of Charlotte, North Carolina, as its principal accountant. The decision to change accountants was approved by the Board of Directors of the Company.

During the fiscal year ended December 31, 2001 and the subsequent interim periods through June 30, 2002, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement, and Stephen P. Higgins, CPA has not advised the Company of any reportable events as defined in paragraph (A) through (D) of Regulation S-K Item 304(a)(1)(v).

The accountant's report of Stephen P. Higgins, CPA as of and for the year ended December 31, 2001, did not contain any adverse opinion or disclaimer of opinion, but was qualified as to the uncertainty of the Company's ability to continue as a going concern.


ITEM 8A  CONTROLS AND PROCDEURES


(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2003, and, based on its evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                                                             DATE FIRST
                                          POSITION OR OFFICE                  ELECTED/
NAME                          AGE         WITH THE COMPANY                    APPOINTED
----                          ---         ----------------                    ---------
Ron Pitcock                   55          Chairman of Board and                 2003
                                          CEO on October 14, 2003

Jacqueline E. Soechtig        47          Director since March 7, 2003          2003
                                          and CEO from March 7, 2003
                                          until October 14, 2003

Paul Johnson                  55          President since                       2002
                                          September 5, 2002; CEO and
                                          Director from September 5,
                                          2002 until March 7, 2003

Jeff Taylor                   39          Director                              2003

Cholley Clark                 53          Director                              2003


RON PITCOCK
-----------
Mr. Pitcock is the Chairman of the Board of Directors of LFSI and became CEO on October 14, 2003. He has over 30 years experience in the cable, internet and broadband industry. He currently serves on several boards in these industries. Prior to joining LifeStyle, Mr. Pitcock served as Chairman and CEO of HomeSync, a Denver-based home technologies integrator. In addition to his extensive background in business management, Mr. Pitcock has participated in raising substantial capital from both public and private sectors. Mr. Pitcock was pivotal in taking a former company public, raising $194,000,000 in the offering.

In addition to his regular duties as chairman, he will lead the creation of the Company's advisory committee. Mr. Pitcock will also assist LifeStyle in developing strategic relationships and by pursuing companies that fit the LifeStyle profile for acquisitions.

JACQUELINE SOECHTIG
-------------------
Mrs. Soechtig has been a director of the Company and CEO of LifeStyle since March 7, 2003. Mrs. Soechtig resigned as CEO October 14, 2003. In addition, Mrs. Soechtig is President and CEO of FutureSmart.

Mrs. Soechtig served for four years as President and CEO of Lasergate Systems, Inc. ("LSi"), a leader in software for the ticket industry. During her tenure, the company showed a quarterly profit for the first time since being formed. During the process of the financial turnaround of the company, Mrs. Soechtig orchestrated the design, development and deployment of a Windows-based product that became a leader in the ticketing industry.

Prior to LSi, she served as President and CEO of Precision Systems, Inc. ("PSi"), a leading supplier of integrated, interactive voice response and call processing systems. Mrs. Soechtig was instrumental not only in bringing the company public and returning stockholders value during her tenure, but also delivering and installing over $35 million in product to a multi-billion dollar international telecommunications company.

For eight years prior to joining PSi, Mrs. Soechtig served as a Vice President for both MCI and Sprint. In these capacities, she had a profit and loss accountability and revenue responsibility for as much as $1.7 billion annually. Her division at MCI was the top performing division in the company every year.

Mrs. Soechtig has also served in technical and sales positions with IBM for thirteen years, where she was the recipient of numerous awards for outstanding performance. Mrs. Soechtig holds a Bachelor of Arts degree in Psychology from the College of New Rochelle and an MA in International Relations from the University of Southern California. Mrs. Soechtig is also an Alumni of Stanford University Graduate School of Business with certification in Strategic Uses of Information Technology.

PAUL JOHNSON
------------
Mr. Johnson has been President of LifeStyle since September 5, 2002 and was CEO and a Director of LifeStyle from September 5, 2002 until March 7, 2003.

Mr. Johnson serves on the Board of Directors for The Sports Lineup.com and Premier Concepts, Inc. Mr. Johnson is an active participant in strategic planning and business development in each of these companies.

In September 2000 Mr. Johnson founded MLI Solutions, Inc., which now owns the Dallas, Texas franchise for LifeStyle Technologies. From its inception until May 2002, Mr. Johnson served as CEO and General Manager of the franchise.

Mr. Johnson is an innovator in the field of interactive media and technology-based business development. Throughout his career, he has founded seven technology-related companies, the largest of which was Multimedia Learning, Inc. (ranked 154th on the "Inc. 500" in 1996). From 1991-1998 Mr. Johnson served as CEO of Multimedia Learning, Inc. Under his leadership, the company gained national attention for its innovations in CE and Web-based learning technologies.

Mr. Johnson specializes in designing and directing the implementation of new and innovative business strategies and recruiting the best talent to develop and grow the business. Over the past 20 years, his companies have created major innovations in web usage, multimedia, knowledge management and software interface design. His companies have received awards for their rapid growth and technical innovations.

Mr. Johnson is a graduate of City College of New York and is a veteran of the Vietnam War.

JEFF TAYLOR
-----------
Mr. Taylor is a Director and member of the Audit Committee for the Company. Mr. Taylor is a C.P.A. and has been working as a public accountant for over 15 years. He is a partner in the Dallas C.P.A. firm, Taylor and Taylor, where his practice focuses on providing business consulting, taxation compliance and planning, and transaction consulting services for his clients. In addition, Mr. Taylor is a principal owner and serves as an officer of Southern Companies, LLC, a roofing materials distributor headquartered in Dallas, Texas, to which he provides financial and strategic guidance

After receiving a B.B.A. in Accounting in 1986, and a Masters of Taxation in 1987, both from Baylor University, he began his professional career working for Deloitte & Touche, where he focused on providing services to emerging businesses in the Firm's Middle Market Services Group.

CHARLES W. "CHOLLY" CLARK
-------------------------
Mr. Clark is a Director of the Company and is a former developer and currently an owner and operator of golf course and hotel properties in South Carolina. He has been involved in several area chambers and planning groups and was a member and Chairman of the Santee Cooper Counties Promotions Commission that is responsible for the marketing of a five county region surrounding Santee Cooper Lakes. His involvement with hotels and golf courses led to the birth of Golf Santee, the largest inland golf packager in South Carolina. He is a member of the corporate board and executive committee of First National Corporation, which is the holding company for South Carolina Bank and Trust, the third largest bank headquarters in the state. He is a graduate of the University of South Carolina with a degree in Business Management.


                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

During the year ended June 30, 2003, all Directors failed to file Form 3 when they became a Director. The Directors are in process of preparing Form 5's to complete their filing obligation.


                                 AUDIT COMMITTEE

The Board of Directors has determined that Jeff Taylor meets the requirement of a financial expert and serves as Chairman of the Audit Committee. Mr. Taylor is independent as specified in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The small business issuer has a separately designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act, which is made up of Mr. Taylor and Mr. Pitcock until he became CEO.

ITEM 10  EXECUTIVE COMPENSATION

The following table shows the compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000 for the year ended June 30, 2003; the two years ended December 31, 2001 and 2000 and the six-months ended June 30, 2002. There was no executive compensation during these periods until September 2002.

                           SUMAMRY COMPENSATION TABLE

NAME AND                                                                    OTHER ANNUAL
PRINCIPAL POSITION               YEAR          SALARY          BONUS        COMPENSATION
------------------               ----          ------          -----        ------------
Jacqueline E. Soechtig           2003         $83,333              -            $433,332
(CEO since 3/7/03)               2002             N/A              -                   -
                                 2001             N/A              -                   -
                                 2000             N/A              -                   -

Paul Johnson                     2003        $126,500              -                   -
(CEO from 9/5/02                 2002             N/A              -                   -
to 3/7/03)                       2001             N/A              -                   -
                                 2000             N/A              -                   -

Randy Howell                     2003               -              -                   -
(CEO from 4/24/01                2002               -              -                   -
to 9/5/02)                       2001               -              -                   -
                                 2000             N/A              -                   -

H. James Magnuson                2003             N/A              -                   -
(CEO from 1/1/99                 2002             N/A              -                   -
to 4/24/01)                      2001               -              -                   -
                                 2000               -              -                   -

Other annual compensation for Jacqueline E. Soechtig is the value of options to acquire 166,666 shares of the Company's common stock which were granted and vested on March 7, 2003. The value is determined by subtracting the exercise price of $2.50 from the closing price of the stock on that date of $5.10 and multiplying the result by the 166,666 shares which can be purchased at that price.


                             LONG TERM COMPENSATION

                                                  AWARDS                                      PAYOUTS
                                   RESTRICTED                SECURITIES               LTIP            ALL OTHER
                                      STOCK                  UNDERLYING              PAYOUTS           COMPEN-
NAME AND                            AWARD(S)                  OPTIONS/                 ($)           SATION ($)
PRINCIPAL POSITION                                            SARs (#)
Jacqueline E. Soechtig                  -                      333,332                  -                 -
(CEO since 3/7/03)

Paul Johnson                            -                      400,000                  -                 -
(CEO from 9/5/02
to 3/7/03)

Randy Howell                            -                         -                     -                 -
(CEO from 4/24/01
to 9/5/02)

H. James Magnuson                       -                         -                     -                 -
(CEO from 1/1/99
to 4/24/01)

On March 7, 2003, pursuant to her employment agreement, Jacqueline E. Soechtig, Chief Executive Officer since March 7, 2003, was granted (1) an incentive stock option to purchase 500,000 shares of Common Stock at an exercise price equal to the trading price of such stock on the last trading day prior to Board approval ($5.10), with an option for 166,666 shares to vest and become exercisable on the effective date of the agreement and options for 166,667 shares to vest and become exercisable on each of the first and second anniversaries of the effective date, subject to her continued employment and (2) a non-qualified stock option to purchase 500,000 shares at an exercise price equal to $2.50, with an option for 166,666 shares to vest and become exercisable on the effective date of this agreement and options for 166,667 shares to vest and become exercisable on each of the first and second anniversaries of the effective date, subject to her continued employment. Both options will expire ten years from the effective date.

On September 5, 2002, Paul Johnson, a Director and Chief Executive Officer of the Company until March 7, 2003, was granted an option to acquire 400,000 shares of Common Stock at an exercise price of $2.20, the trading price on that day. The option will expire three years from the effective date.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                    Number of                Percent of             Exercise         Expriation
                                   securities              total options/            or base            date
Name                               underlying               SARs granted              price
                                  Options/SARs              to employees             ($/Sh)
                                   Granted (#)             in fiscal year
Jacqueline E. Soechtig
  Vested on 3/7/2003                 166,666                    11.9%                 $2.50           3/7/2013
  Vested on 3/7/2003                 166,666                    11.9%                 $5.10           3/7/2013
  Vesting on 3/7/2004                166,667                    11.9%                 $2.50           3/7/2013
  Vesting on 3/7/2004                166,667                    11.9%                 $5.10           3/7/2013
  Vesting on 3/7/2005                166,667                    11.9%                 $2.50           3/7/2013
  Vesting on 3/7/2005                166,667                    11.9%                 $5.10           3/7/2013
                                      71.4%
Paul Johnson
  Vested on 9/5/2002                 400,000                    28.6%                 $2.20           9/5/2005

Randy Howell                            -                         -                     -                 -

H. James Magnuson                       -                         -                     -                 -


                               AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

                                     Shares          Value           Number of securities             Value of
                                    acquired       realized         underlying unexercised           unexercised
                                       on             ($)               options/SARs at             in-the-money
                                    exercise                              FY-end (#)                options/SARs
Name                                   (#)                               Exercisable/                 at FY-end
                                                                         Unexercisable                   ($)
                                                                                                    Exercisable/
                                                                                                    Unexercisable
Jacqueline E. Soechtig
  Exercisable                           -              -                    333,332                   $291,666
  Unexercisable                         -              -                    666,668                   $583,335

Paul Johnson
  Exercisable                           -              -                    400,000                   $820,000



The Company has no formal long-term incentive compensation plans.

Compensation of directors - Directors do not currently receive any compensation for their services as a director.

                              EMPLOYMENT CONTRACTS

Jacqueline E. Soechtig has a two-year employment contract with the Company for her services as CEO of the Company and President, CEO and Chairman of the Board of Directors of FutureSmart, which was effective on March 7, 2003. The employment contract automatically extends for an additional one-year term at the end of the initial two-year term and each one-year renewal thereafter unless otherwise terminated. The contract provides for a salary of $250,000 per year, the stock options described above and other normal and usual provisions.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates the beneficial ownership of the Company's voting securities of all persons, all Directors of the Company and all Officers who are not Directors of the Company, as a group, as of August 31, 2003, the most recent practicable date. As of August 31, 2003, there were 20,814,325 shares of the Company's common stock outstanding.

   TITLE                 NAME AND ADDRESS                      AMOUNT AND NATURE
    OF                     OF BENEFICIAL                         OF BENEFICIAL          % OF
   CLASS                       OWNER                                 OWNER              CLASS
   -----                       -----                                 -----              -----
Common                eResource Capital Group, Inc.                 15,691,641           75.39%
                      6836 Morrison Blvd., Ste 200
                      Charlotte, NC  28211

Common                Randy Howell                                   2,571,428           12.35%
                      2842 Placid Circle
                      Grapevine, TX  76051

Common                Jacqueline E. Soechtig (a)                       333,332            1.58%
                      12382 South Gateway
                      Park Place, 700
                      Draper, UT  84020

Common                Paul Johnson (b)                                 400,000            1.89%
                      4700 Lakeshore Ct.
                      Colleyville, TX  76034

Common                Ron Pitcock                                            -            -
                      P.O. Box 262094
                      Highlands Ranch, CO  10163

Common                Jeff Taylor                                            -            -
                      1909 Woodall Rodgers Fwy, Ste 500
                      Dallas, TX  75201

Common                Cholley Clark                                          -            -
                      8910 Old No. 6 Highway
                      Santee, SC  29142

                      All officers and directors
                      as a group (5 persons)                           733,332            3.40%

(a) Represents the vested portion of two options, 166,666 shares at $2.50 and 166,666 shares at $5.10.

(b) Represents a vested option for 400,000 shares at $2.20.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At June 30, 2003, notes and advances due to affiliates consisted of the following:

DUE TO RELATED PARTIES
Due to RCG and its subsidiaries                                    $  1,524,663
Note payable to Michael Pruitt, CEO of RCG                               10,658
Advance from and accrued interest payable to Mr. Pruitt                  48,856
Advances from and accrued interest payable to G David Gordon,
 a shareholder and creditor of LFSI and RCG                             182,590
                                                                   -------------
                                                                   $  1,764,767
                                                                   =============

The amount due to RCG and its subsidiaries represents net advances to and from RCG and its subsidiaries. RCG also provides various services to the Company, including accounting and finance assistance, capital and debt raising, human resources and other general and administrative services. For the years ended June 30, 2003 and 2002, RCG charged the Company $120,000 and $197,000, respectively.

The note payable to Mr. Pruitt, CEO of RCG, indicated in the above table bears interest at 12% per annum and is due on demand. The advance payable to Mr. Pruitt bears interest at a variable rate, which approximates the rate of interest earned on the Company's certificate of deposit investment, and is due on demand.

Mr. Pruitt has pledged certain of his personal assets to secure a $100,000 bank credit facility for LST's home technology business. At June 30, 2003, the balance outstanding on this bank facility was $100,000. Mr. Pruitt paid this loan in August 2003.

Mr. Pruitt is also a minority investor in a company that has purchased franchise licenses and business operations of LST's home technology business in three markets in South Carolina and in another company that has purchased franchise licenses in three locations in Maryland. At June 30, 2003, the franchise locations in South Carolina owed the Company and its subsidiaries $51,000 and the franchise locations in Maryland owed the Company and its subsidiaries $5,000.

Paul B. Johnson, President of the Company, is an investor in a company, which in November 2001 became a franchisee of the Company's home technology business in the Dallas, Texas market and purchased two additional locations in the Dallas, Texas market during the quarter ended March 31, 2003. The Dallas franchise location owed the Company and its subsidiaries $110,000 at June 30, 2003.

During fiscal 2002, Glenn Barrett resigned as President of Lifestyle and began LVA Technologies LLC ("LVA"), a low voltage wiring business that operates as a Lifestyle franchisee headquartered in Charlotte, NC to service the commercial market. The Company waived LVA's initial franchise fee for the commercial franchise. LVA also owns the Greenville and Columbia, SC franchises. LVA's low voltage wiring business pays royalties on products purchased from the Company at the same rate as the Company's other franchisees, however, it does not pay royalties on revenue generated from products purchased elsewhere as required of the Company's other franchisees, including the Greenville and Columbia, SC franchises. LVA and its subsidiaries owed the Company and its subsidiaries $251,000 at June 30, 2003.

At June 30, 2003, total debt outstanding to G. David Gordon and a company in which he is the president and a shareholder, was $291,782 which is included in notes payable on the Consolidated Balance Sheet. The loan, which arose during fiscal 2002, bears interest at 12%. Mr. Gordon and this company also loaned RCG an additional $1,067,500 during fiscal 2002 (balance of $1,032,500 at June 30, 2003) at interest rates of 8% to 12%. Mr. Gordon also acts as special legal counsel to RCG and the Company from time to time.

Mr. Gordon has an ownership interest in ten of the Company's franchises, including two locations that were purchased during fiscal 2002 from the Company and for which the Company recorded a gain of $119,000. Mr. Gordon has an ownership interest in the three markets in South Carolina along with Mr. Pruitt, as discussed above; three locations in the Dallas market along with Mr. Johnson; and four additional markets in Houston, Texas, Raleigh, North Carolina, Wilmington, North Carolina and Greensboro, North Carolina. These four markets owed the Company and its subsidiaries $95,000 at June 30, 2003.

Revenues from the franchisees discussed above for the two years ended June 30, 2003 and 2002 are as follows:

                                                       2003              2002

Houston and three North Carolina markets           $    258,000    $     90,000
Three South Carolina markets                            270,000          22,000
Three Maryland markets                                   47,000           5,000
LVA and subsidiaries                                    183,000          29,000
Dallas                                                  134,000          14,000
                                                   -------------   -------------
                                                   $    892,000    $    160,000
                                                   =============   =============


ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits - See Exhibit Index at Page 60.

         b) Reports on Form 8-K - There were no reports filed on Form 8-K during the quarter ended June 30, 2003

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES - The aggregate fees billed for professional services rendered was $103,000 for the audit of the Company's annual financial statements for the fiscal year ended June 30, 2003 and for the reviews of the financial statements included in the Company's Forms 10-QSB for that fiscal year.

AUDIT-RELATED FEES - The Company was billed $14,000 during the fiscal year ended June 30, 2003 for accounting consultation and discussions with the SEC, primarily in connection with the acquisition of FutureSmart.

TAX FEES - No fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services during fiscal 2003.

ALL OTHER FEES - Other than the services described above, no other fees were billed for services rendered by the principal accountant during fiscal 2003.

AUDIT COMMITTEE POLICIES AND PROCEDURES - Not applicable.

If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees - Not applicable.

                                   SIGNATURES


In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           LIFESTYLE INNOVATIONS, INC.



October 14, 2003                    /s/ Ron Pitcock
                                    --------------------------------------------
                                    Ron Pitcock, Chief Executive Officer

October 14, 2003                    /s/ Paul Johnson
                                    --------------------------------------------
                                    Paul Johnson, President and
                                    Principal Accounting Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

October 14, 2003                    /s/ Ron Pitcock
                                    --------------------------------------------
                                    Ron Pitcock, Chairman of Board of Directors
                                    and Chief Executive Officer

October 14, 2003                    /s/ Jacqueline Soechtig
                                    --------------------------------------------
                                    Jacqueline Soechtig, Director

October 14, 2003                    /s/ Jeff Taylor
                                    --------------------------------------------
                                    Jeff Taylor, Director

October 14, 2003                    /s/ Cholly Clark
                                    --------------------------------------------
                                    Cholly Clark, Director

EXHIBITS HAVE BEEN OMITTED FROM THIS COPY. COPIES OF EXHIBITS MAY BE OBTAINED FROM LIFESTYLE INNOVATIONS, INC. (THE "COMPANY") UPON REQUEST AND PAYMENT OF THE COMPANY'S COSTS IN FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE.

          (The foregoing is not applicable to the original(s) hereof.)

                                                 EXHIBIT INDEX

Securities and
Exchange
Commission                                                                                              Page
Exhibit No.           Type of Exhibit                                                                  Number
-----------           ---------------                                                                  ------
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

16                    Letter on change in certifying accountant                                          N/A

18                    Letter on change in accounting principles                                          N/A

21                    Subsidiaries of the Registrant                                                   Item 1

22                    Published report regarding matters submitted to vote                               N/A

23                    Consent of experts and counsel                                                     N/A

24                    Power of Attorney                                                                  N/A

31                    Certifications pursuant to 18 U.S.C. Section 1350,
                      Section 302 of the Sarbanes-Oxley Act of 2002                                     61-62

31                    Certifications pursuant to 18 U.S.C. Section 1350,
                      Section 906 of the Sarbanes-Oxley Act of 2002                                     63-64

