Form 10QSB
period 2003-09-30
LIFESTYLE INNOVATIONS INC
filed 2003-11-14
CIK 80327

                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                  For Quarter Ended:          SEPTEMBER 30, 2003


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

                                  817-421-0010
                                  ------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X  No    .
                                                              ---    ---


The number of shares outstanding of registrant's common stock, par value $.001 per share, as of September 30, 2003 was 20,794,325 shares.

Transitional Small Business Disclosure Format (Check one):    Yes     No  X  .
                                                                  ---    ---

                  LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
         (A MAJORITY OWNED SUBSIDIARY OF ERESOURCE CAPITAL GROUP, INC.)

                                      INDEX

                                                                           Page
                                                                            No.
                                                                            ---
Part I.       Financial Information (unaudited)

   Item 1.    Condensed Consolidated Balance Sheet - September 30, 2003      3

              Condensed Consolidated Statements of Operations -              4
              Three Months Ended September 30, 2003 and 2002

              Condensed Consolidated Statement of Stockholders' Equity -     5
              Three Months Ended September 30, 2003

              Condensed Consolidated Statements of Cash Flows -              6
              Three Months Ended September 30, 2003 and 2002

              Notes to Condensed Consolidated Financial Statements -       7-20
              Three Months Ended September 30, 2003 and 2002

   Item 2.    Management's Discussion and Analysis of Financial            21-23
              Condition and Results of Operations

   Item 3.    Controls and Procedures                                       23

Part II.      Other Information                                            24-75

LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
(A MAJORITY OWNED SUBSIDIARY OF ERESOURCE CAPITAL GROUP, INC.)
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2003
(UNAUDITED)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $      2,278
  Accounts receivable, net of allowance for bad debts of $123,705       390,246
  Inventories                                                            88,478
  Prepaid expenses and other assets                                     141,095
                                                                   -------------
    Total current assets                                                622,097
Property and equipment, net                                             265,729
Other assets                                                             15,080
Goodwill, net                                                         6,899,454
Non-current assets of discontinued operations, net                      616,197
                                                                   -------------
  Total assets                                                     $  8,418,557
                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable                                                     $  1,239,919
 Notes payable - related parties                                        957,440
 Accounts payable and accrued expenses                                2,460,434
 Unearned income                                                         41,435
 Due to affiliates                                                    1,944,711
 Current liabilities of discontinued operations                       1,179,952
                                                                   -------------
Total current liabilities                                             7,823,891
Note payable, non-current                                               136,000

STOCKHOLDERS' EQUITY
  Series A Convertible Preferred stock, $.10 par value;
    1,000,000 shares authorized, issued and outstanding;
    liquidation preference $2,750,000; convertible into
    common stock, currently 1,000,000 shares                            100,000
  Common stock, $.001 par value; authorized 250,000,000
   shares; issued and outstanding 20,794,325 shares                      20,794
  Additional paid in capital                                         13,370,613
  Deferred expenses                                                    (303,488)
  Common stock warrants                                                 206,295
  Stock subscription receivable                                          (4,000)
  Accumulated deficit                                               (12,931,548)
                                                                   -------------
Total stockholders' equity                                              458,666
                                                                   -------------
  Total liabilities and stockholders' equity                       $  8,418,557
                                                                   =============

See accompanying notes to consolidated financial statements.

LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
(A MAJORITY OWNED SUBSIDIARY OF ERESOURCE CAPITAL GROUP, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(UNAUDITED)

                                                                  2003             2002
                                                              -------------   -------------

SALES AND REVENUES
  Products                                                    $    394,055    $    421,639
  Services and other                                                86,394         118,151
                                                              -------------   -------------
                                                                   480,449         539,790
COST OF SALES                                                      360,957         356,471
                                                              -------------   -------------
  GROSS PROFIT                                                     119,492         183,319

OPERATING EXPENSES:
  Selling, general and administrative expense                      414,928         635,493
  Stock option and warrant compensation                            110,709           7,125
  Depreciation and amortization                                     27,280          26,641
  Management fee - parent                                           15,000          30,000
                                                              -------------   -------------
    Total operating expenses                                       567,917         699,259
                                                              -------------   -------------
LOSS FROM OPERATIONS                                              (448,425)       (515,940)
OTHER INCOME (EXPENSE):
  Rent and other income                                              2,775             506
  Interest expense                                                 (27,513)        (34,246)
  Interest expense - related parties                               (17,178)        (13,273)
                                                              -------------   -------------
                                                                   (41,916)        (47,013)
                                                              -------------   -------------
LOSS FROM CONTINUING OPERATIONS                                   (490,341)       (562,953)
Discontinued operations:
 Loss from operation of discontinued subsidiary FutureSmart
  Systems, Inc. (including no loss on disposal)                   (522,838)             --
 Income tax benefit                                                     --
                                                              -------------   -------------
                                                                  (522,838)             --
                                                              -------------   -------------
NET LOSS                                                      $ (1,013,179)   $   (562,953)
                                                              =============   =============

NET LOSS PER SHARE, BASIC AND DILUTED:
  CONTINUING OPERATIONS                                       $      (0.02)   $      (0.03)
  DISCONTINUED OPERATIONS                                            (0.03)             --
                                                              -------------   -------------
    NET LOSS PER SHARE, BASIC AND DILUTED                     $      (0.05)   $      (0.03)
                                                              =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING                             20,707,205      17,149,105
                                                              =============   =============

See accompanying notes to consolidated financial statements.

                                       4

LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
(A MAJORITY OWNED SUBSIDIARY OF ERESOURCE CAPITAL GROUP, INC.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2003
(UNAUDITED)

                                                                                     Additional      Common
                                   Preferred Stock              Common Stock           Paid-in        Stock
                                Shares     Par Value        Shares      Par Value      Capital       Warrants
                             ------------  ------------  ------------  -------------  ------------  ------------

BALANCE, June 30, 2003         1,000,000   $   100,000    20,469,325   $     20,469   $12,639,673   $   206,295
Issue subscribed, unissued
 common stock                         --            --       325,000            325       730,940            --
Net loss                              --            --            --             --            --            --
                             ------------  ------------  ------------  -------------  ------------  ------------
BALANCE, Sept. 30, 2003        1,000,000   $   100,000    20,794,325   $     20,794   $13,370,613   $   206,295
                             ============  ============  ============  =============  ============  ============

                               Subscribed
                                Unissued                    Stock
                                 Common      Deferred    Subscription    Retained
                                 Stock       Expenses     Receivable     (Deficit)        Total
                             ------------  ------------  ------------  -------------  ------------
BALANCE, June 30, 2003       $   731,265   $  (303,488)  $    (4,000)  $(11,918,369)  $ 1,471,845
Issue subscribed, unissued
 common stock                   (731,265)           --            --             --            --
Net loss                              --            --            --     (1,013,179)   (1,013,179)
                             ------------  ------------  ------------  -------------  ------------
BALANCE, Sept. 30, 2003      $        --   $  (303,488)  $    (4,000)  $(12,931,548)  $   458,666
                             ============  ============  ============  =============  ============

See accompanying notes to consolidated financial statements.

LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
(A MAJORITY OWNED SUBSIDIARY OF ERESOURCE CAPITAL GROUP, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)
                                                           2003           2002
                                                       ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $(1,013,179)   $  (562,953)
 Loss from discontinued operations                        (522,838)            --
                                                       ------------   ------------
   Loss from continuing operations                        (490,341)      (562,953)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation                                              27,280         26,782
  Common stock option expense                              110,709             --
  Sale of assets                                             1,114             --
  Changes in operating assets and liabilities, net
    of effects of acquisitions and divestitures:
     Accounts and notes receivable                          79,288        (97,131)
     Inventories                                            12,605        (35,288)
     Prepaid expenses and other assets                     (33,365)        11,137
     Accounts payable and accrued expenses                  (3,949)       319,953
     Deposits and unearned income                              744         17,390
                                                       ------------   ------------
        Net cash used in continuing operations            (295,915)      (320,110)
        Net cash provided by discontinued operations        72,928             --
                                                       ------------   ------------
          Net cash used in operations                     (222,987)      (320,110)
                                                       ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of property and equipment                      (1,096)       (34,622)
                                                       ------------   ------------
        Net cash used in continuing operations              (1,096)       (34,622)
        Net cash used in discontinued operations            (9,871)            --
                                                       ------------   ------------
          Net cash used in investing activities            (10,967)       (34,622)
                                                       ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash                                    --        240,120
Cash received in excess of cash paid in acquisition             --        273,518
Loan proceeds                                              365,000             --
Repayment of notes payable                                 (80,000)        (9,000)
Loans from related parties                                  65,658         53,435
Advances from parent and related parties                  (120,056)            --
                                                       ------------   ------------
Net cash provided by continuing operations                 230,602        558,073
        Net cash used in discontinued operations           (22,140)            --
                                                       ------------   ------------
          Net cash provided by financing activities        208,462        558,073
                                                       ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (25,492)       203,341
CASH AND CASH EQUIVALENTS, beginning of period              27,770         12,277
                                                       ------------   ------------
CASH AND CASH EQUIVALENTS, end of period               $     2,278    $   215,618
                                                       ============   ============

See accompanying notes to consolidated financial statements.

                                       6

LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
(A MAJORITY OWNED SUBSIDIARY OF ERESOURCE CAPITAL GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
 (UNAUDITED)


A.       BASIS OF PRESENTATION AND ORGANIZATION

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

              At September 30, 2003 the Company has a significant working capital deficit of $7,201,794. The major components of the working capital deficit include: $1,944,711 due to affiliates, $2,460,434 in accounts payable and accrued expenses, notes payable in the amount of $1,239,919, notes payable due related parties of $957,440 and current liabilities of discontinued operations in the amount of $1,179,952. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives and potential sales of its Common Stock in private placement transactions. Additionally, the Company plans on negotiating with its debt holders to continue to extend or convert some or all of the debt. If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the debt repayments scheduled for August 2003, or (iii) unable to raise additional funds through private placement sales of its Common Stock, then the Company will need to seek alternative sources of working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted.

              The Company has a financing commitment for $300,000 from two principal shareholders.

         (2) ORGANIZATION - LFSI was organized in September 1950, under the laws of the State of Idaho.

              LFSI completed its acquisition of FutureSmart effective March 7, 2003. On May 28, 2003 the Board of Directors approved a plan to dispose of FutureSmart. Accordingly, its operations since March 7, 2003 have been included in discontinued operations. The sale of all assets together with assumption and settlement of most liabilities was consummated on October 17, 2003. See Note C.

              On September 5, 2002, LFSI acquired LST, a Delaware corporation, and its wholly owned subsidiaries, Lifestyle Technologies Franchising Corp., Lifestyle Security, Inc. and Lifestyle Technologies Atlanta, all organized in July 2001. LFSI issued 16,000,000 shares of its common stock to eResource Capital Group, Inc. ("RCG"), to acquire 100% interest in LST. At September 30, 2003 RCG owns 75% of the outstanding common stock of LFSI. On February 20, 2003 LFSI reorganized its corporate structure. LST Integrators, Inc. became a wholly owned subsidiary of LFSI and the company-store operations located in Charlotte, NC and Atlanta, GA were transferred to Integrators. Simultaneously Franchising became a wholly owned subsidiary of LFSI and LST and LifeStyle Security, Inc. became inactive. LFSI had only nominal operations prior to the merger, leasing two condominium units, accordingly for accounting purposes the transaction has been treated as the issuance of stock by LST for the net monetary assets of LFSI, accompanied by a recapitalization of LST. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical financial statements prior to September 5, 2002 are those of LST.

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

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in LST's Annual Report for the period ended June 30, 2003, which is included in the Company's Form 10-KSB filed on October 14, 2003.

         (5) FISCAL YEARS - As used herein, fiscal 2004 refers to the periods included in the fiscal year ended June 30, 2004 and fiscal 2003 refers to the periods included in the fiscal year ended June 30, 2003.


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

         On March 7, 2003, pursuant to her employment agreement, Jacqueline E. Soechtig, Chief Executive Officer until October 14, 2003, was granted
         (1) an incentive stock option to purchase 500,000 shares of Common Stock at an exercise price equal to the trading price of such stock on the last trading day prior to Board approval ($5.10), with 166,666 option shares to vest and become exercisable on the effective date of the agreement and 166,667 option shares to vest and become exercisable on each of the first and second anniversaries of the effective date, subject to her continued employment and (2) a non-qualified stock option to purchase 500,000 shares at an exercise price equal to $2.50, with 166,666 option shares to vest and become exercisable on the effective date of this agreement and 166,667 option shares to vest and become exercisable on each of the first and second anniversaries of the effective date, subject to her continued employment. Both options will expire ten years from the effective date.

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

         If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income
         (loss) and net income (loss) per share, basic and diluted, would have been as follows:

         Three Months Ended September 30, 2003 and 2002

                                                             Fiscal 2004    Fiscal 2003
                                                             ------------   ------------

         Net loss, as reported                               $(1,013,179)   $  (562,953)

         Add: Stock-based employee compensation included
         in reported net loss                                    108,334             --

         Deduct: Total stock-based compensation expense
         determined under fair value method for all awards      (410,152)      (576,000)
                                                             ------------   ------------

         Net loss, proforma                                  $(1,314,997)   $(1,138,953)
                                                             ============   ============

         Net loss per share, basic and diluted               $      (.06)   $      (.07)
                                                             ============   ============


         Options and warrants issued to non-employees are accounted for under FAS No. 123, "Accounting for Stock Based Compensation". For the options and warrants issued to non-employees, the fair value of each award is calculated using the Black-Scholes Model in accordance with FAS No. 123.

         On May 7, 2002 the Board of Directors adopted and the shareholders approved by majority consent the Princeton Mining Company 2002 Stock Option Plan. The Plan provides for the issuance of up to 2 million shares of the Company's $.001 par value Common Stock in connection with stock options and other awards under the Plan. The Plan authorizes the grant of incentive stock options and non-statutory stock options. At September 30, 2003 there were options granted under the Plan for 1,050,000 shares (716,666 shares vested) and 950,000 shares available for grant.

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

         NET LOSS PER COMMON SHARE

         The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All potential dilutive securities are antidilutive as a result of the Company's net loss for the three month periods ended September 30, 2003 and 2002, respectively. Accordingly, basic and diluted EPS are the same for each period.

         ADVERTISING COSTS

         Advertising costs are generally charged to operations in the period incurred and totaled $4,678 and $3,291 for the three months ended September 30, 2003 and 2002, respectively.

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

C.       ACQUISITIONS AND DISPOSITIONS

FUTURESMART SYSTEMS, INC.
-------------------------
LFSI completed its acquisition of FutureSmart effective March 7, 2003. On May 28, 2003 the Board of Directors approved a plan to dispose of FutureSmart. Accordingly, its operations since March 7, 2003 have been included in discontinued operations.

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

On October 17, 2003 the Company completed its sale of all of the assets of FutureSmart for an "Initial Purchase Price" of $1,500,000, which is subject to adjustment as provided in the Asset Purchase Agreement to the "Final Purchase Price." The Initial Purchase Price is allocated to the secured creditors of FutureSmart, $200,000 to the Company and $1,300,000 to the other secured creditors. Thirty percent ($450,000) of the Initial Purchase Price was paid at Closing pro rata to the secured creditors ($60,000 to the Company) and the remainder of $1,050,000 was placed in escrow. The escrowed amount is subject to various adjustments, including determination of the final net assets as of the Closing Date and settlement of certain other obligations. The remaining balance will be disbursed by the Escrow Agent no later than one year and one day after the Closing Date.

D.       INVESTMENTS

The Company's investments, which are included in other assets, are comprised of a certificate of deposit, including accrued interest, which is pledged as collateral on a trade credit agreement with a vendor.

E.       PROPERTY AND EQUIPMENT

A summary of property and equipment as of September 30, 2003 is as follows:

         Real estate                                                $    46,394
         Leasehold improvements                                          35,031
         Showrooms                                                      146,145
         Vehicles                                                        12,074
         Computers and office equipment                                 167,374
         Furniture and fixtures                                          50,030
         Computer software                                               12,888
                                                                    ------------
                                                                        469,936
         Less:  Accumulated depreciation                               (204,207)
                                                                    ------------
         Property and equipment, net                                $   265,729
                                                                    ============

F. NOTES PAYABLE

Notes payable at September 30, 2003 consist of the following:

Unsecured note payable - due October 1, 2003; with interest
  at 12%                                                            $   145,000
Note payable - due on demand; with interest at 10%;
  collateralized by real estate                                          34,919
Note  payable  - due in August 2003 with interest at 12% and collateralized by certain home technology accounts
   receivable and inventory (1)                                         650,000
Note payable - due October 16, 2003; with interest at 12.59%            295,000
Note payable - due December 18, 2003; with interest at 36%               70,000
Note payable - due in monthly  installments  of $3,000 and a balloon payment in July 2005; with interest at 8%;
   collateralized by home technology accounts receivable                181,000
                                                                    ------------
                                                                      1,375,919
Less current maturities, including demand notes                       1,239,919
                                                                    ------------
Long-term portion                                                   $   136,000
                                                                    ============

(1) At the option of the note holder, this note can be converted into RCG's Common Stock at a ratio of one share of Common Stock for each $4.55 of outstanding principal and interest. RCG's Common Stock closed at $1.87 on September 30, 2003.

G.       NOTES PAYABLE - RELATED PARTIES

Notes payable due related parties at September 30, 2003 consist of the following:

Unsecured note payable to Mike Pruitt; due on demand; with
   interest at 8%                                                     $100,000
Unsecured note payable to Mike Pruitt; due on demand; with
   interest at 12%                                                      10,658
Unsecured note payable to the wife of G. David Gordon; due on
   demand; with interest at 6%                                         500,000
Unsecured notes payable due to G. David Gordon; due on
   demand; with interest at 12%                                        346,782
                                                                      ---------
     Notes payable due related parties                                $957,440
                                                                      =========

H.       INCOME TAXES

Deferred income taxes at September 30, 2003 consist primarily of net operating loss carryforwards, which amount to approximately $9,000,000 and expire between 2020 and 2024. A valuation allowance has been recorded for the full amount of the deferred tax assets. Further, due to substantial limitations placed on the utilization of net operating losses following a change in control, utilization of such NOL's could be limited.

I.       NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

During the year ended June 30, 2003, the Company sold 31 units of a private placement and realized net proceeds of $693,765. Each unit consists of 10,000 shares of Common Stock, $.001 par value and a Series A Warrant to purchase 3,000 shares of Common Stock for $3.33 per share. Legend Merchant Group, Inc. acted as placement agent for the offering and received a commission of 10%. In addition, Legend Merchant Group, Inc was granted a warrant to acquire 50,000 shares of common stock for $2.75 per share as a part of the acquisition of FutureSmart.

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


J.       CONVERTIBLE SERIES A PREFERRED STOCK

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

K.       TRANSACTIONS WITH RELATED PARTIES

At September 30, 2003, advances due to affiliates consisted of the following (See Note H for notes payable to affiliates of $957,440):

Due to RCG and its subsidiaries                                      $1,859,098
Advance from and accrued interest payable to Mr. Pruitt                  31,909
Advances from and accrued interest payable to G David
  Gordon, a shareholder and creditor of LFSI and RCG                     53,704
                                                                     -----------
                                                                     $1,944,711
                                                                     ===========

The amount due to RCG and its subsidiaries represents net advances to and from RCG and its subsidiaries. RCG also provides various services to the Company, including accounting and finance assistance, capital and debt raising, human resources and other general and administrative services. For the three months ended September 30, 2003 and 2002, RCG charged the Company $15,000 and $30,000, respectively. In August 2003 a lender converted the Company's $300,000 obligation to the lender plus accrued interest of $42,500 into 200,000 shares of RCG common stock. The $342,500 is included in the amount due RCG above.

Mr. Pruitt had pledged certain of his personal assets to secure a $100,000 bank credit facility for LST's home technology business. On August 8, 2003, the balance outstanding on this bank facility of $100,000 was paid by Mr. Pruitt and the Company issued its $100,000 note payable to Mr. Pruitt.

Mr. Pruitt is also a minority investor in a company that has purchased franchise licenses and business operations of LST's home technology business in three markets in South Carolina and in another company that has purchased franchise licenses in three locations in Maryland. At September 30, 2003, the franchise locations in South Carolina owed the Company and its subsidiaries $40,000 and the franchise locations in Maryland owed the Company and its subsidiaries $4,000.

Paul B. Johnson, President of the Company, is an investor in a company, which in November 2001 became a franchisee of the Company's home technology business in the Dallas, Texas market and purchased two additional locations in the Dallas, Texas market during the year ended June 30, 2003. The Dallas franchise location owed the Company and its subsidiaries $68,000 at September 30, 2003.

During fiscal 2002, Glenn Barrett resigned as President of Lifestyle and began LVA Technologies LLC ("LVA"), a low voltage wiring business that operates as a Lifestyle franchisee headquartered in Charlotte, NC to service the commercial market. The Company waived LVA's initial franchise fee for the commercial franchise. LVA also owns the Greenville and Columbia, SC franchises. LVA's low voltage wiring business pays royalties on products purchased from the Company at the same rate as the Company's other franchisees, however, it does not pay royalties on revenue generated from products purchased elsewhere as required of the Company's other franchisees, including the Greenville and Columbia, SC franchises. LVA and its subsidiaries owed the Company and its subsidiaries $271,000 at September 30, 2003.

At September 30, 2003, total debt outstanding to G. David Gordon, his wife and a company in which he is the president and a shareholder, was $846,782 which is included in notes payable due related parties on the Condensed Consolidated Balance Sheet. The loans bear interest at 6 to 12%. Mr. Gordon and this company also loaned RCG an additional $1,144,000 ($750,000 balance at September 30, 2003) during fiscal 2002 at interest rates of 8% to 12%. During the three months ended September 30, 2003, Mr. Gordon converted $267,500 in debt owed to him into RCG common stock. Mr. Gordon also acts as special legal counsel to RCG and the Company from time to time.

Mr. Gordon has an ownership interest in ten of the Company's franchises, including two locations that were purchased during fiscal 2002 from the Company and for which the Company recorded a gain of $119,000. Mr. Gordon has an ownership interest in the three markets in South Carolina along with Mr. Pruitt, as discussed above; three locations in the Dallas market along with Mr. Johnson; and four additional markets in Houston, Texas, Raleigh, North Carolina, Wilmington, North Carolina and Greensboro, North Carolina. These four markets owed the Company and its subsidiaries $26,000 at September 30, 2003.

Revenues from the franchises discussed above for the three months ended September 30, 2003 and 2002 are as follows:

                                                       Fiscal 2004   Fiscal 2003

Houston and the three North Carolina markets            $ 59,000     $ 55,000
Three South Carolina markets                              24,000       20,000
Three Maryland markets                                     6,000           --
LVA and subsidiaries                                      25,000       18,000
Dallas                                                    17,000        9,000
                                                        ---------    ---------

     Total                                              $131,000     $102,000
                                                        =========    =========

L.       BUSINESS SEGMENT INFORMATION

Information related to business segments is as follows (amounts in thousands of dollars):

                                        Company
                                         Owned
                                        Locations  Franchise  Corporate    Total

THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenue
  External customers                    $    321   $    159   $     --   $    480
  Intersegment                          $     --   $     18   $     --   $     18

Loss from continuing operations         $    203   $     52   $    193   $    448

THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenue
  External customers                    $    420   $    118   $     --   $    540
  Intersegment                          $     --   $     21   $     --   $     21

Loss from continuing operations         $    356   $    131   $     29   $    516

Corporate includes the real estate investment and the costs associated with the requirements of a public company.

M.       COMMITMENTS AND CONTINGENCIES

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

During 2001, FutureSmart approved a plan to exit, and subsequently vacated certain facilities in San Jose, California and Murray, Utah. As of September 30, 2003, FutureSmart has accrued $210,921 for payment of minimum lease payments under non-cancelable operating leases. The landlord of the San Jose lease has demanded full payment of amounts due on the lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

On October 17, 2003 the Company completed its sale of all of the assets of FutureSmart for an "Initial Purchase Price" of $1,500,000, which is subject to adjustment as provided in the Asset Purchase Agreement to the "Final Purchase Price." The Initial Purchase Price is allocated to the secured creditors of FutureSmart, $200,000 to the Company and $1,300,000 to the other secured creditors. Thirty percent ($450,000) of the Initial Purchase Price was paid at Closing pro rata to the secured creditors ($60,000 to the Company) and the remainder of $1,050,000 was placed in escrow. The escrowed amount is subject to various adjustments, including determination of the final net assets as of the Closing Date and settlement of certain other obligations. The remaining balance will be disbursed by the Escrow Agent no later than one year and one day after the Closing Date.

On September 5, 2002, LFSI acquired LST, a Delaware corporation, and its wholly owned subsidiaries, Lifestyle Technologies Franchising Corp., Lifestyle

Security, Inc. and Lifestyle Technologies Atlanta. LFSI issued 16,000,000 shares of its common stock to eResource Capital Group, Inc. ("RCG"), to acquire 100% interest in LST. At September 30, 2003 RCG owns 75% of the outstanding common stock of LFSI. LFSI had only nominal operations prior to the merger, leasing two condominium units, accordingly for accounting purposes the transaction has been treated as the issuance of stock by LST for the net monetary assets of LFSI, accompanied by a recapitalization of LST. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical financial statements prior to September 5, 2002 are those of LST.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2003 LFSI had a working capital deficit of $7,201,794 as compared to a working capital deficit of $6,281,197 at June 30, 2003, an increase of $920,597. Current assets decreased $83,373 and current liabilities increased $837,224. The current asset decrease is primarily due to a decline in accounts receivable of $79,288. The increase in current liabilities includes an increase in notes payable and notes payable due related parties of $94,577; an increase in accounts payable and accrued expenses of $106,760; an increase in amounts due affiliates of $179,944 and an increase in the current liabilities of discontinued operations of $455,199.

During the three months ended September 30, 2003 the Company had $365,000 in new borrowings and reduced other loans by $80,000. In addition, in August 2003 a lender converted the Company's $300,000 obligation to the lender plus accrued interest of $42,500 into 200,000 shares of RCG common stock. The $342,500 is now included in the amount due to RCG.

The Company has a financing commitment for $300,000 from two principal shareholders.

As discussed above, at September 30, 2003 the Company has a significant working capital deficit. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives and potential sales of its Common Stock in private placement transactions. Additionally, the Company plans on negotiating with its debt holders to continue to extend or convert some or all of the debt. If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the scheduled debt repayments, or (iii) unable to raise additional funds through private placement sales of its Common Stock, then the Company will need to seek alternative sources of working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted.

SALES AND REVENUES
During the three months ended September 30, 2003, sales declined $59,341 (11%) from the year earlier amount. During fiscal 2004, revenues included 67% from company store operations and 33% from franchise operations. During fiscal 2003 revenues included 78% from company store operations and 22% from franchise operations. The Company has made substantial cost reductions in its operations and, as a result, revenues have declined.

During the three months ended September 30, 2003 the Company's location in Charlotte terminated the majority of its direct labor and began utilizing sub-contract services for the majority of its installation work. During this period, overall costs of labor and materials were higher than normally experienced, with total direct costs exceeding revenue. Accordingly, management is still evaluating the effectiveness and cost of this approach and may make further changes in the future. This accounts for the majority of the decrease in gross profit, which declined from 34% to 25%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
Selling, general and administrative ("SG&A") expenses have decreased $220,565 (35%) during the three month period ended September 30, 2003 as compared to the year earlier period. The following specific expenses were lower in fiscal 2004 as compared to fiscal 2003: salaries and wages - $106,792; professional fees - $31,093; rent expense - $19,256; and commissions - $9,025. In addition, virtually all other costs were proportionately lower in fiscal 2004 as compared to fiscal 2003 due to the scaled down operations.

STOCK OPTION AND WARRANT COMPENSATION
Stock option and warrant compensation amounted to $110,709 and $7,125 during the three-month periods ended September 30, 2003 and 2002, respectively. The increase is the result of the amortization of the below market option granted to the Company's new Chief Executive Officer which commenced on March 7, 2003.

INTEREST EXPENSE
Interest expense amounted to $44,691 ($17,178 for related parties) in fiscal 2004 and $47,519 ($13,273 for related parties) in fiscal 2003. The decrease in interest expense of $6,733 from debt other than related party debt is primarily the result of converting $300,000 in debt owed a lender to RCG common stock, which effectively converted the obligation from interest bearing to non-interest bearing.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and principal accounting officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September

30, 2003, and, based on its evaluation, our principal executive officer and principal accounting officer have concluded that these controls and procedures are effective.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         (a)  The Company currently does not employ a Chief Financial Officer.

         (b) On October 17, 2003 the Company completed its sale of all of the assets of FutureSmart for an "Initial Purchase Price" of $1,500,000, which is subject to adjustment as provided in the Asset Purchase Agreement to the "Final Purchase Price." The Initial Purchase Price is allocated to the secured creditors of FutureSmart, $200,000 to the Company and $1,300,000 to the other secured creditors. Thirty percent ($450,000) of the Initial Purchase Price was paid at Closing pro rata to the secured creditors ($60,000 to the Company) and the remainder of $1,050,000 was placed in escrow. The escrowed amount is subject to various adjustments, including determination of the final net assets as of the Closing Date and settlement of certain other obligations. The remaining balance will be disbursed by the Escrow Agent no later than one year and one day after the Closing Date.

              The sale was to an unrelated third party. No pro forma information is included since the operations of FutureSmart have been previously reported as discontinued operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits -

10            Asset Purchase Agreement between LFSI, FutureSmart     Pages 26-71
              and Honeywell International, Inc.

31            Certifications pursuant to 18 U.S.C. Section 1350,
              Section 302 of the Sarbanes-Oxley Act of 2002          Pages 72-73

32            Certifications pursuant to 18 U.S.C. Section 1350,
              Section 906 of the Sarbanes-Oxley Act of 2002          Pages 74-75

         (b)      Reports on Form 8-K - None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           LIFESTYLE INNOVATIONS, INC.



         Date:  November 14, 2003         By: /s/ Ron Pitcock
                                              --------------------------------
                                              Ron Pitcock, Chief Executive
                                              Officer


         Date:  November 14, 2003         By: /s/ Paul Johnson
                                              --------------------------------
                                              Paul Johnson, President
                                              and Principal Accounting Officer