Form 10QSB
period 2003-12-31
LIFESTYLE INNOVATIONS INC
filed 2004-03-22
CIK 80327

                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                      For Quarter Ended: DECEMBER 31, 2003


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


                    4700 LAKESHORE CT, COLLEYVILLE, TX 76034
                    ----------------------------------------
                     (Address of principal executive office)

                                  817-307-6591
                                  ------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].


The number of shares outstanding of registrant's common stock, par value $.001 per share, as of January 31, 2004 was 20,819,325 shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                  LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
           (A MAJORITY OWNED SUBSIDIARY OF RCG COMPANIES INCORPORATED)

                                      INDEX

                                                                            Page
                                                                             No.
                                                                             ---
Part I.    Financial Information (unaudited)

   Item 1. Condensed Consolidated Balance Sheet - December 31, 2003           3

           Condensed Consolidated Statements of Operations -                  4
           Three Months Ended December 31, 2003 and 2002

           Condensed Consolidated Statements of Operations -                  5
           Six Months Ended December 31, 2003 and 2002

           Condensed Consolidated Statement of Stockholders' Deficit -        6
           Six Months Ended December 31, 2003

           Condensed Consolidated Statements of Cash Flows -                  7
              Six Months Ended December 31, 2003 and 2002

           Notes to Condensed Consolidated Financial Statements -           8-22
           Six Months Ended December 31, 2003 and 2002

   Item 2. Management's Discussion and Analysis of Financial Condition     23-26
           and Results of Operations

   Item 3. Controls and Procedures                                         26-27

Part II.   Other Information                                               27-30


LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
(A Majority Owned Subsidiary of RCG Companies Incorporated)
Condensed Consolidated Balance Sheet
December 31, 2003
(Unaudited)
                                         ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                                $     32,307
 Accounts receivable, net of allowance of $152,734                             173,340
 Inventories                                                                    20,787
 Prepaid expenses and other assets                                               6,189
                                                                          -------------
    Total current assets                                                       232,623
Property and equipment, net                                                    141,092
Other assets                                                                    15,000
Goodwill, net                                                                1,207,849
                                                                          -------------
     Total assets                                                         $  1,596,564
                                                                          =============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Notes payable                                                            $  1,248,919
 Notes payable - related parties                                               979,866
 Accounts payable                                                              384,738
 Accrued expenses                                                              916,485
 Unearned income                                                                15,743
 Due to affiliates                                                           1,963,799
 Current liabilities of discontinued operations                              1,069,269
                                                                          -------------
    Total current liabilities                                                6,578,819
Note payable, non-current                                                      127,000
                                                                          -------------
     Total liabilities                                                       6,705,819

Commitments and contingencies

STOCKHOLDERS' DEFICIT
 Series A Convertible Preferred stock, $.10 par value; 1,000,000 shares authorized issued and outstanding; liquidation preference $2,750,000;
  convertible into from
  1,000,000 to 2,200,000 shares of common stock                                100,000
 Common stock, $.001 par value; authorized 250,000,000 shares; issued -
  20,819,325 shares; outstanding - 20,712,930 shares                            20,819
 Additional paid in capital                                                 13,446,838
 Common stock warrants                                                         206,295
 Deferred expenses                                                            (265,988)
 Stock subscription receivable                                                  (4,000)
 Accumulated deficit                                                       (18,613,219)
                                                                          -------------
     Total stockholders' deficit                                            (5,109,255)
                                                                          -------------
     Total liabilities and stockholders' deficit                          $  1,596,564
                                                                          =============

See accompanying notes to condensed consolidated financial statements

                                           3

LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
(A MAJORITY OWNED SUBSIDIARY OF RCG COMPANIES INCORPORATED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

(UNAUDITED)

                                                        2003            2002

Sales and revenues
  Products                                          $    226,001   $    126,750
  Services and other                                      51,433        130,877
                                                    -------------  -------------
                                                         277,434        257,627
COST OF SALES                                            102,678         39,282
                                                    -------------  -------------
  GROSS PROFIT                                           174,756        218,345

OPERATING EXPENSES:
  Selling, general and administrative expense            257,966        363,206
  Stock option and warrant compensation                 (243,748)         7,125
  Depreciation and amortization                           17,496         26,271
  Management fee - parent                                 10,000         17,500
                                                    -------------  -------------
    Total operating expenses                              41,714        414,102
                                                    -------------  -------------
EARNINGS (LOSS) FROM OPERATIONS                          133,042       (195,757)
OTHER INCOME (EXPENSE):
  Rent and other income                                    5,175             --
  Interest expense                                       (52,303)       (12,451)
  Interest expense - related parties                     (21,961)            --
                                                    -------------  -------------
                                                         (69,089)       (12,451)
                                                    -------------  -------------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS                63,953       (208,208)
Discontinued operations:
 Loss from operation of discontinued operations       (5,745,624)      (277,501)
 Income tax benefit                                           --             --
                                                    -------------  -------------
                                                      (5,745,624)      (277,501)
                                                    -------------  -------------
NET LOSS                                            $ (5,681,671)  $   (485,709)
                                                    =============  =============

NET EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED:
  CONTINUING OPERATIONS                             $       0.00   $      (0.01)
  DISCONTINUED OPERATIONS                                  (0.27)         (0.01)
                                                    -------------  -------------
    NET LOSS PER SHARE, BASIC AND DILUTED           $      (0.27)  $      (0.02)
                                                    =============  =============

WEIGHTED AVERAGE SHARES OUTSTANDING                   20,819,053     20,306,191
                                                    =============  =============

See accompanying notes to condensed consolidated financial statements

LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
(A MAJORITY OWNED SUBSIDIARY OF RCG COMPANIES INCORPORATED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

(UNAUDITED)

                                                       2003            2002

Sales and revenues
  Products                                         $    401,274    $    159,484
  Services and other                                    119,827         245,758
                                                   -------------   -------------
                                                        521,101         405,242
COST OF SALES                                           232,374          66,531
                                                   -------------   -------------
  GROSS PROFIT                                          288,727         338,711

OPERATING EXPENSES:
  Selling, general and administrative expense           556,295         798,859
  Stock option and warrant compensation                (133,039)         14,250
  Depreciation and amortization                          35,497          36,789
  Management fee - parent                                25,000          35,000
                                                   -------------   -------------
    Total operating expenses                            483,753         884,898
                                                   -------------   -------------
LOSS FROM OPERATIONS                                   (195,026)       (546,187)
OTHER INCOME (EXPENSE):
  Rent and other income                                   7,950              --
  Interest expense                                      (78,554)        (24,637)
  Interest expense - related parties                    (39,139)             --
                                                   -------------   -------------
                                                       (109,743)        (24,637)
                                                   -------------   -------------
LOSS FROM CONTINUING OPERATIONS                        (304,769)       (570,824)
Discontinued operations:
 Loss from operation of discontinued operations      (6,390,081)       (477,838)
 Income tax benefit                                          --              --
                                                   -------------   -------------
                                                     (6,390,081)       (477,838)
                                                   -------------   -------------
NET LOSS                                           $ (6,694,850)   $ (1,048,662)
                                                   =============   =============

NET LOSS PER SHARE, BASIC AND DILUTED:
  CONTINUING OPERATIONS                            $      (0.01)   $      (0.03)
  DISCONTINUED OPERATIONS                                 (0.31)          (0.03)
                                                   -------------   -------------
    NET LOSS PER SHARE, BASIC AND DILUTED          $      (0.32)   $      (0.06)
                                                   =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING                  20,763,129      18,727,648
                                                   =============   =============

See accompanying notes to condensed consolidated financial statements


LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
(A MAJORITY OWNED SUBSIDIARY OF RCG COMPANIES INCORPORATED)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED DECEMBER 31, 2003

(UNAUDITED)

                                                                                        Additional       Common
                                Preferred Stock        Common Stock                       Paid-in        Stock
                             Shares      Par Value       Shares         Par Value         Capital       Warrants
                           ------------ ------------- --------------  ---------------  --------------  -----------
Balance, June 30, 2003       1,000,000      $100,000     20,469,325         $ 20,469    $ 12,639,673    $ 206,295
 Issue common stock                  -             -        325,000              325         730,940            -
 Issue common stock
  for services                       -             -         25,000               25          76,225            -
 Deferred expenses
  amortized                          -             -              -                -               -            -
 Net loss                            -             -              -                -               -            -

                           ------------ ------------- --------------  ---------------  --------------  -----------
Balance, Dec 31, 2003        1,000,000      $100,000     20,819,325         $ 20,819    $ 13,446,838    $ 206,295
                           ============ ============= ==============  ===============  ==============  ===========



                             Unissued                     Stock
                              Common      Deferred     Subscription     Accumulated
                              Stock       Expenses     Receivable       (Deficit)          Total
                           ------------ ------------- --------------  ---------------  --------------
Balance, June 30, 2003        $731,265    $ (303,488)      $ (4,000)   $ (11,918,369)    $ 1,471,845
 Issue common stock           (731,265)            -              -                -               -
 Issue common stock
  for services                       -             -              -                -          76,250
 Deferred expenses
  amortized                          -        37,500              -                -          37,500
 Net loss                            -             -              -       (6,694,850)     (6,694,850)

                           ------------ ------------- --------------  ---------------  --------------
Balance, Dec 31, 2003              $ -    $ (265,988)      $ (4,000)   $ (18,613,219)   $ (5,109,255)
                           ============ ============= ==============  ===============  ==============

See accompanying notes to condensed consoliated financial statements.


                                       6


LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
(A MAJORITY OWNED SUBSIDIARY OF RCG COMPANIES INCORPORATED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
(UNAUDITED)

                                                                       2003           2002
Cash flows from operating activities
Net loss                                                           $(6,694,850)   $(1,048,662)
 Loss from discontinued operations                                  (6,390,081)      (477,838)
                                                                   ------------   ------------
   Loss from continuing operations                                    (304,769)      (570,824)
Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                                          35,497         36,789
  Common stock option expense                                         (135,414)            --
  Amortize deferred expenses                                            37,500             --
  Common stock issued for services                                      76,250             --
  Sale of assets                                                         1,368             --
  Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
     Accounts and notes receivable                                     264,205       (477,028)
     Inventories                                                        14,420         (2,294)
     Prepaid expenses and other assets                                  15,690         14,420
     Accounts payable and accrued expenses                            (141,022)       348,667
     Deposits and unearned income                                      (23,767)       (10,226)
                                                                   ------------   ------------
        Net cash used by continuing operations                        (160,042)      (660,496)
        Net cash used by discontinued operations                      (284,767)      (139,067)
                                                                   ------------   ------------
          Net cash used by operations                                 (444,809)      (799,563)
                                                                   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of subsidiary                                      60,000             --
  Acquisition of property and equipment                                 (1,096)       (24,547)
                                                                   ------------   ------------
        Net cash provided (used) by continuing operations               58,904        (24,547)
        Net cash used by discontinued operations                        (9,871)       (27,810)
                                                                   ------------   ------------
          Net cash provided (used) by investing activities              49,033        (52,357)
                                                                   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash                                                --        412,420
Cash received in excess of cash paid in acquisition                         --        273,518
Loan proceeds                                                          365,000         75,000
Repayment of notes payable                                            (180,000)       (18,000)
Loans from related parties                                             257,690             --
Loans made                                                             (15,000)            --
Advances from parent                                                    25,000             --
                                                                   ------------   ------------
Net cash provided by continuing operations                             452,690        742,938
        Net cash provided (used) by discontinued operations            (52,364)       121,078
                                                                   ------------   ------------
          Net cash provided by financing activities                    400,326        864,016
                                                                   ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                4,550         12,096
CASH AND CASH EQUIVALENTS, beginning of period                          27,757         12,277
                                                                   ------------   ------------
CASH AND CASH EQUIVALENTS, end of period                           $    32,307    $    24,373
                                                                   ============   ============

See accompanying notes to condensed consolidated financial statements

                                       7

LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
(A MAJORITY OWNED SUBSIDIARY OF RCG COMPANIES INCORPORATED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
 (UNAUDITED)


A.       BASIS OF PRESENTATION AND ORGANIZATION

         (1) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION - The condensed consolidated financial statements include the accounts of Lifestyle Innovations, Inc. ("LFSI") and its wholly owned subsidiaries LST, Inc. ("LST"), LST Integrators, Inc. ("Integrators"), LifeStyle Technologies Franchising Corp. ("Franchising"), FutureSmart Systems, Inc. ("FutureSmart"), SYSLYNC Colorado, Inc. ("Colorado") and Brittany Enterprises, Inc. ("Brittany") (collectively the "Company"). All material intercompany accounts and transactions have been eliminated. Effective July 15, 2002 Princeton Mining Company changed its name to Lifestyle Innovations, Inc.

                  At December 31, 2003 the Company has a significant working capital deficit of $6,346,196. The major components of the working capital deficit include: $1,963,799 due to affiliates, $1,301,223 in accounts payable and accrued expenses, notes payable in the amount of $1,248,919, notes payable due related parties of $979,866 and current liabilities of discontinued operations in the amount of $1,069,269. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives and potential sales of its Common Stock in private placement transactions. Additionally, the Company plans on negotiating with its debt holders to continue to extend or convert some or all of the debt. If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the debt repayments currently past due, or (iii) unable to raise additional funds through private placement sales of its Common Stock, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted.

         (2) ORGANIZATION - LFSI was organized in September 1950, under the laws of the State of Idaho.

                  Effective November 15, 2003, pursuant to an Asset Purchase Agreement, LFSI, through its wholly owned subsidiary, Colorado, completed the acquisition of the majority of the assets of HomeSync Corporation ("HomeSync") by assuming certain liabilities of HomeSync. The purchase price was recorded in an amount equal to the assumed liabilities of approximately $750,000. Shortly after completing the acquisition and prior to December 31, 2003, a significant portion of the assets of HomeSync, which were supposedly acquired by Colorado, were seized by the Colorado Department of Revenue to satisfy certain unpaid tax obligations. Upon notifying HomeSync of the seizure, the Company was informed that HomeSync would be filing for Chapter 7 Bankruptcy. Based upon that information, the Company was informed by counsel that, due to the U.S. Bankruptcy rules regarding preferential transfer, the Company was instructed to deliver control of the HomeSync assets acquired back to HomeSync. The Company had only nominal costs associated with the acquisition, which have been expensed. Accordingly, the Company has treated the transaction as if it were rescinded with the only financial impact being the acquisition costs discussed above.

                  LFSI completed its acquisition of FutureSmart effective March 7, 2003. On May 28, 2003 the Board of Directors approved a plan to dispose of FutureSmart. Accordingly, its operations since March 7, 2003 have been included in discontinued operations. The sale of all assets together with assumption and settlement of most liabilities was consummated on October 17, 2003. See Note C.

                  On September 5, 2002, LFSI acquired LST, a Delaware corporation, and its wholly owned subsidiaries, Lifestyle Technologies Franchising Corp., Lifestyle Security, Inc. and Lifestyle Technologies Atlanta, all organized in July 2001. LFSI issued 16,000,000 shares of its common stock to RCG Companies Incorporated ("RCG"), to acquire 100% interest in LST. At December 31, 2003 RCG owns 75% of the outstanding common stock of LFSI. On February 20, 2003 LFSI reorganized its corporate structure. LST Integrators, Inc. became a wholly owned subsidiary of LFSI and the company-store operations located in Charlotte, NC and Atlanta, GA were transferred to Integrators. Simultaneously Franchising became a wholly owned subsidiary of LFSI and LST and LifeStyle Security, Inc. became inactive. Effective December 1, 2003, the operations of Lifestyle Technologies Charlotte, Inc. ("Charlotte") were discontinued. LFSI had only nominal operations prior to the merger, leasing two condominium units, accordingly for accounting purposes the transaction has been treated as the issuance of stock by LST for the net monetary assets of LFSI, accompanied by a recapitalization of LST. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical financial statements prior to September 5, 2002 are those of LST.

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

         (3) NATURE OF BUSINESS - LFSI through Integrators and Franchising is a full service home technology integration company providing builders, homeowners, and commercial customers with complete installation and equipment for audio, video, home theater, security, computer networking, central vacuum and accent lighting. Franchising has also secured relationships with product manufacturers, distributors and service providers (cable, Internet service, broadband and security). The Company launched a national franchising program in the fourth quarter of fiscal 2001 and, has since sold 18.5 franchises. Integrators also owns and operates a location in the Atlanta, GA market.

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

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in LFSI's Annual Report for the period ended June 30, 2003, which is included in the Company's Form 10-KSB filed on October 14, 2003.

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

         INVENTORIES

         Inventories for the LifeStyle company owned store consists of purchased components, which are recorded at the lower of cost or market with cost being determined on a first-in, first-out (FIFO) method.

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

         In accordance with FAS 142, the Company no longer amortizes goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment. The Company discontinued its "Company Owned Location" in Charlotte, NC effective December 1, 2003 and wrote off the associated goodwill in the amount of $5,691,604.

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

         On March 7, 2003, pursuant to her employment agreement, Jacqueline E. Soechtig, Chief Executive Officer until October 14, 2003, was granted
         (1) an incentive stock option to purchase 500,000 shares of Common Stock at an exercise price equal to the trading price of such stock on the last trading day prior to Board approval ($5.10), with 166,666 option shares to vest and become exercisable on the effective date of the agreement and 166,667 option shares to vest and become exercisable on each of the first and second anniversaries of the effective date, subject to her continued employment and (2) a non-qualified stock option to purchase 500,000 shares at an exercise price equal to $2.50, with 166,666 option shares to vest and become exercisable on the effective date of this agreement and 166,667 option shares to vest and become exercisable on each of the first and second anniversaries of the effective date, subject to her continued employment. Both options will expire ten years from the effective date. The options which were not vested were forfeited as a result of Ms. Soechtig's resignation. Accordingly, the accrued option expense associated with her un-vested options in the amount of $243,748 was reversed in October 2003.

         On September 5, 2002, Paul Johnson, President of the Company and Chief Executive Officer of the Company until March 7, 2003, was granted an option to acquire 400,000 shares of Common Stock at an exercise price of $2.20, the trading price on that day. The option will expire three years from the effective date.

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

         If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income
         (loss) and net income (loss) per share, basic and diluted, would have been as follows:

         Three Months Ended December 31, 2003 and 2002
         ---------------------------------------------

                                                      Fiscal 2004   Fiscal 2003
                                                     -------------  ------------
         Net loss, as reported                       $ (5,681,671)  $  (485,709)

         Add:  Stock-based employee compensation
         included in reported net loss                   (243,748)        7,125

         Deduct: Total stock-based compensation
         expense determined under fair value
         method for all awards                                 (0)       (7,125)
                                                     -------------  ------------
         Net loss, proforma                          $ (5,925,389)  $  (485,709)
                                                     =============  ============
         Net loss per share, basic and diluted       $       (.28)  $      (.02)
                                                     =============  ============

         Six Months Ended December 31, 2003 and 2002
         -------------------------------------------

                                                      Fiscal 2004    Fiscal 2003
                                                     -------------  ------------

         Net loss, as reported                       $ (6,694,850)  $(1,048,662)

         Add:  Stock-based employee compensation
         included in reported net loss                   (133,039)       14,250

         Deduct: Total stock-based compensation
         expense determined under fair value
         method for all awards                                 (0)     (590,250)
                                                     -------------  ------------
         Net loss, proforma                          $ (6,827,889)  $(1,624,662)
                                                     =============  ============
         Net loss per share, basic and diluted       $       (.33)  $      (.09)
                                                     =============  ============

         Options and warrants issued to non-employees are accounted for under FAS No. 123, "Accounting for Stock Based Compensation". For the options and warrants issued to non-employees, the fair value of each award is calculated using the Black-Scholes Model in accordance with FAS No. 123.

         On May 7, 2002 the Board of Directors adopted and the shareholders approved by majority consent the Princeton Mining Company 2002 Stock Option Plan. The Plan provides for the issuance of up to 2 million shares of the Company's $.001 par value Common Stock in connection with stock options and other awards under the Plan. The Plan authorizes the grant of incentive stock options and non-statutory stock options. At December 31, 2003 there were options granted under the Plan for 716,666 shares (net of forfeitures), all of which are vested and 1,283,334 shares available for grant.

         REVENUE RECOGNITION

         Integrator's home technology services work is completed in three phases
         - pre-wiring, trim-out and hardware installation. Integrator invoices its customers and records revenue as work is completed on each project. For alarm monitoring service contracts sold by Integrator, revenue is recognized only when the contracts are sold to third party finance companies or as earned if Integrator holds and services the contract.

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

         NET LOSS PER COMMON SHARE

         The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All potential dilutive securities are antidilutive as a result of the Company's net loss for the three and six month periods ended December 31, 2003 and 2002, respectively. Accordingly, basic and diluted EPS are the same for each period.

         ADVERTISING COSTS

         Advertising costs are generally charged to operations in the period incurred and totaled $2,290 and $11,238 for the three months ended December 31, 2003 and 2002, respectively and $2,290 and $20,103 for the six months ended December 31, 2003 and 2002, respectively.

         MARKETING FUND

         Franchising's franchise agreement required franchisees to pay 1.25% of their sales into a general marketing fund to be used to promote the Lifestyle name and home technology concept on a national basis. Franchising recorded these receipts into the marketing fund liability, classified in accrued expenses, which Franchising administers. The marketing fund was managed by a committee consisting of management of Franchising and representatives from certain franchises. The marketing fund was discontinued in October 2003.

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

C.       ACQUISITIONS AND DISCONTINUED OPERATIONS

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

Pursuant to the acquisition agreement, the shareholders of FutureSmart could have received "Earn out Consideration" of up to 1,200,000 LFSI common shares if FutureSmart achieved certain "Performance Milestones."

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

On October 17, 2003 the Company completed its sale of all of the assets of FutureSmart for an "Initial Purchase Price" of $1,500,000, which is subject to adjustment as provided in the Asset Purchase Agreement to the "Final Purchase Price." The Initial Purchase Price is allocated to the secured creditors of FutureSmart; $200,000 to the Company, and $1,300,000 to the other secured creditors. Thirty percent ($450,000) of the Initial Purchase Price was paid at Closing pro rata to the secured creditors ($60,000 to the Company) and the remainder of $1,050,000 was placed in escrow. The escrowed amount is subject to various adjustments, including determination of the final net assets as of the Closing Date and settlement of certain other obligations. The remaining balance will be disbursed by the Escrow Agent no later than one year and one day after the Closing Date. Due to the uncertainty of the amount, the Company has not recorded the escrowed amount ($140,000) in earnings.

LIFESTYLE TECHNOLOGIES CHARLOTTE, INC.
--------------------------------------
Effective December 1, 2003, the Board of Directors of Charlotte voted unanimously to discontinue the operations of the company. Accordingly, the operations of Charlotte are included in discontinued operations for all periods presented.

DISCONTINUED OPERATIONS
-----------------------
Discontinued operations include the result of operations for Charlotte for both the three and six month periods in both fiscal 2003 and fiscal 2004. The results of FutureSmart are included for the period it was owned, March 7, 2003 through October 17, 2003.

The results of discontinued operations may be summarized as follows for the three months ended December 31, 2003 and 2002:

                                                      Fiscal 2004    Fiscal 2003
                                                     -------------  ------------
Revenues                                             $    367,392   $   243,717

Net loss from operations                                 (285,594)     (277,501)
Asset impairment                                       (6,089,540)           --
Gain on sale of assets                                    629,510            --
                                                     -------------  ------------
  Net loss                                           $ (5,745,624)  $  (277,501)
                                                     =============  ============
Net loss per share                                   $       (.27)  $      (.01)
                                                     =============  ============

The results of discontinued operations may be summarized as follows for the six months ended December 31, 2003 and 2002:

                                                      Fiscal 2004    Fiscal 2003
                                                     -------------  ------------
Revenues                                             $  1,662,267   $   553,000

Net loss from operations                                 (930,051)     (477,838)
Asset impairment                                       (6,089,540)           --
Gain on sale of assets                                    629,510            --
                                                     -------------  ------------
  Net loss                                           $ (6,390,081)  $  (477,838)
                                                     =============  ============
Net loss per share                                   $       (.31)  $      (.03)
                                                     =============  ============

Current liabilities of discontinued operations include $212,565 in accounts payable and $856,704 in accrued expenses.

D.       NOTES PAYABLE

Notes payable at December 31, 2003 consist of the following:

Unsecured note payable - due October 1, 2003; with
interest at 12%; past due                                            $  145,000
Note payable - due on August 31, 2004; with interest at 12%;
  collateralized by real estate                                          34,919
Note payable - due in August 2003 with interest at 12% and
  collateralized by certain home technology accounts receivable
  and inventory; past due (1)                                           650,000
Unsecured note payable - due October 16, 2003; with interest
  at 12.2%; past due                                                    295,000
Unsecured note payable - due December 18, 2003; with interest
  at 36%; past due                                                       70,000
Note payable - due in monthly installments of $3,000 and a
  balloon payment in July 2005; with interest at 8%;
  collateralized by home technology accounts receivable; past due       181,000
                                                                    ------------
                                                                      1,375,919
Less current maturities, including demand notes                       1,248,919
                                                                    ------------
Long-term portion                                                   $   127,000
                                                                    ============

(1) At the option of the note holder, this note can be converted into RCG's Common Stock at a ratio of one share of Common Stock for each $4.55 of outstanding principal and interest. RCG's Common Stock closed at $1.98 on December 31, 2003.


E.       NOTES PAYABLE - RELATED PARTIES

Notes payable due related parties at December 31, 2003 consist of the following:

Unsecured note payable to Mike Pruitt; due on demand;
  with interest at 8%                                               $   100,000
Unsecured note payable to Mike Pruitt; due on demand;
  with interest at 12%                                                   10,658
Unsecured note payable to Mike Pruitt; due on demand;
  with interest at 12%                                                    8,051
Unsecured note payable to the wife of G. David Gordon;
  due on demand; with interest at 6%                                    500,000
Unsecured notes payable due to G. David Gordon;
  due on demand; with interest at 12%                                   361,157
                                                                    ------------
     Notes payable due related parties                              $   979,866
                                                                    ============

F.       INCOME TAXES

Deferred income taxes at December 31, 2003 consist primarily of net operating loss carryforwards, which amount to approximately $10,900,000 and expire between 2020 and 2024. A valuation allowance has been recorded for the full amount of the deferred tax assets. Further, due to substantial limitations placed on the utilization of net operating losses following a change in control, utilization of such NOL's could be limited.

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

G. David Gordon has a three-year option, which was granted in June 2002, to acquire 150,000 shares of the Company's common stock for $1.50 per share.


H.       CONVERTIBLE SERIES A PREFERRED STOCK

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

I.       TRANSACTIONS WITH RELATED PARTIES

At December 31, 2003, advances due to affiliates consisted of the following (See Note E for notes payable to affiliates of $979,866):

Due to RCG and its subsidiaries                                     $ 1,881,812
Advance from and accrued interest payable to Mr. Pruitt                   9,821
Advances from and accrued  interest  payable to G David Gordon,
  a shareholder and creditor of LFSI and RCG                             72,166
                                                                    ------------
                                                                    $ 1,963,799
                                                                    ============

The amount due to RCG and its subsidiaries represents net advances to and from RCG and its subsidiaries. RCG also provides various services to the Company, including accounting and finance assistance, capital and debt raising, human resources and other general and administrative services. For the three months ended December 31, 2003 and 2002, RCG charged the Company $10,000 and $30,000 ($17,500 to continuing operations), respectively. For the six months ended December 31, 2003 and 2002, RCG charged the Company $25,000 and $60,000 ($35,000 to continuing operations), respectively. In August 2003 a lender converted the Company's $300,000 obligation to the lender plus accrued interest of $42,500 into 200,000 shares of RCG common stock. The $342,500 is included in the amount due RCG above.

Mr. Pruitt had pledged certain of his personal assets to secure a $100,000 bank credit facility for LST. On August 8, 2003, the balance outstanding on this bank facility of $100,000 was paid by Mr. Pruitt and the Company issued its $100,000 note payable to Mr. Pruitt. See Note E.

Mr. Pruitt is also a minority investor in a company that has purchased franchise licenses and business operations of LST's home technology business in three markets in South Carolina and in another company that has purchased franchise licenses in three locations in Maryland. At December 31, 2003, the franchise locations in South Carolina owed the Company and its subsidiaries $41,000 and the franchise locations in Maryland owed the Company and its subsidiaries $8,000.

Paul B. Johnson, President of the Company, is an investor in a company, which in November 2001 became a franchisee of the Company's home technology business in the Dallas, Texas market and purchased two additional locations in the Dallas, Texas market during the year ended June 30, 2003. The Dallas franchise location owed the Company and its subsidiaries $4,000 at December 31, 2003.

During fiscal 2002, Glenn Barrett resigned as President of Lifestyle and began LVA Technologies LLC ("LVA"), a low voltage wiring business that operates as a Lifestyle franchisee headquartered in Charlotte, NC to service the commercial market. The Company waived LVA's initial franchise fee for the commercial franchise. LVA also owns the Greenville and Columbia, SC franchises. LVA's low voltage wiring business is charged royalties on products purchased from the Company at the same rate as the Company's other franchisees, however, it does not pay royalties on revenue generated from products purchased elsewhere as required of the Company's other franchisees, including the Greenville and Columbia, SC franchises. LVA and its subsidiaries owed the Company and its subsidiaries $325,000 ($152,000 in discontinued operations) at December 31, 2003. Of this amount all but $51,000 has been reserved at December 31, 2003.

At December 31, 2003, total debt outstanding to G. David Gordon, his wife and a company in which he is the president and a shareholder, was $861,157 which is included in notes payable due related parties on the Condensed Consolidated Balance Sheet. The loans bear interest at 6 to 12%. Mr. Gordon and this company also loaned RCG an additional $1,144,000 ($750,000 balance at December 31, 2003) during fiscal 2002 at interest rates of 8% to 12%. During the three months ended September 30, 2003, Mr. Gordon converted $267,500 in debt owed to him into RCG common stock. Mr. Gordon also acts as special legal counsel to RCG and the Company from time to time.

Mr. Gordon has an ownership interest in ten of the Company's franchises, including two locations that were purchased during fiscal 2002 from the Company and for which the Company recorded a gain of $119,000. Mr. Gordon has an ownership interest in the three markets in South Carolina along with Mr. Pruitt, as discussed above; three locations in the Dallas market along with Mr. Johnson; and four additional markets in Houston, Texas, Raleigh, North Carolina, Wilmington, North Carolina and Greensboro, North Carolina. These four markets owed the Company and its subsidiaries $14,000 at December 31, 2003.

Revenues from the franchises discussed above for the three months ended December 31, 2003 and 2002 were as follows:

                                                      Fiscal 2004   Fiscal 2003

Houston and the three North Carolina markets         $     20,000   $    47,000
Three South Carolina markets                                1,000        61,000
Three Maryland markets                                      4,000        12,000
LVA and subsidiaries                                        4,000        42,000
Dallas                                                      3,000        22,000
                                                     -------------  ------------
     Total                                           $     32,000   $   184,000
                                                     =============  ============

Revenues from the franchises discussed above for the six months ended December 31, 2003 and 2002 were as follows:

                                                      Fiscal 2004    Fiscal 2003

Houston and the three North Carolina markets         $     79,000   $   100,000
Three South Carolina markets                               26,000        95,000
Three Maryland markets                                     10,000        14,000
LVA and subsidiaries                                       30,000        48,000
Dallas                                                     21,000        40,000
                                                     -------------  ------------
     Total                                           $    166,000   $   297,000
                                                     =============  ============

J.       BUSINESS SEGMENT INFORMATION

Information related to business segments is as follows (amounts in thousands of dollars):

                                   Company
                                    Owned
                                   Locations   Franchise   Corporate     Total
                                   ---------   ---------   ---------   ---------
SIX MONTHS ENDED DECEMBER 31, 2003
----------------------------------

Revenue
  External customers               $    338    $    183    $     --    $    521
  Intersegment                     $     --    $     60    $     --    $     60

Loss from continuing operations    $     31    $     81    $    193    $    305

SIX MONTHS ENDED DECEMBER 31, 2002
----------------------------------

Revenue
  External customers               $    302    $    100    $      3    $    405
  Intersegment                     $     --    $    188    $     --    $    188

Loss from continuing operations    $    261    $    172    $    138    $    571

Corporate includes the real estate investment and the costs associated with the requirements of a public company.

K.       COMMITMENTS AND CONTINGENCIES

As a part of the issuance of 16,000,000 shares of its Common Stock to RCG, LFSI was obligated to file a registration statement within 90 days of the September 5, 2002 closing date of the transaction. If LFSI did not meet this deadline, it was obligated to issue an option to RCG for 1,000,000 shares of LFSI common stock at 20% of the last bid price for the LFSI common stock on the triggering date. As a result of the acquisition of FutureSmart Systems, Inc. ("FutureSmart") by LFSI (See Note C), RCG and LFSI have agreed to extend the deadline for filing the registration statement until a later date consistent with any registration rights associated with the acquisition of FutureSmart.

During 2001, FutureSmart approved a plan to exit, and subsequently vacated certain facilities in San Jose, California and Murray, Utah. As of December 31, 2003, FutureSmart has accrued $210,921 for payment of minimum lease payments under non-cancelable operating leases. The landlord of the San Jose lease has demanded full payment of amounts due on the lease.

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

Effective December 1, 2003, the operations of Charlotte were discontinued.

Effective November 15, 2003, pursuant to an Asset Purchase Agreement, LFSI, through its wholly owned subsidiary, Colorado, completed the acquisition of the majority of the assets of HomeSync Corporation ("HomeSync") by assuming certain liabilities of HomeSync. The purchase price was recorded in an amount equal to the assumed liabilities of approximately $750,000. Shortly after completing the acquisition and prior to December 31, 2003, a significant portion of the assets of HomeSync, which were supposedly acquired by Colorado, were seized by the Colorado Department of Revenue to satisfy certain unpaid tax obligations. Upon notifying HomeSync of the seizure, the Company was informed that HomeSync would be filing for Chapter 7 Bankruptcy. Based upon that information, the Company was informed by counsel that, due to the U.S. Bankruptcy rules regarding preferential transfer, the Company was instructed to deliver control of the HomeSync assets acquired back to HomeSync. The Company had only nominal costs associated with the acquisition, which have been expensed. Accordingly, the Company has treated the transaction as if it were rescinded with the only financial impact being the acquisition costs discussed above.

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

Pursuant to the acquisition agreements, the shareholders of FutureSmart could have received "Earn out Consideration" of up to 1,200,000 LFSI common shares if FutureSmart achieved certain "Performance Milestones."

On October 17, 2003 the Company completed its sale of all of the assets of FutureSmart for an "Initial Purchase Price" of $1,500,000, which is subject to adjustment as provided in the Asset Purchase Agreement to the "Final Purchase Price." The Initial Purchase Price is allocated to the secured creditors of FutureSmart; $200,000 to the Company, and $1,300,000 to the other secured creditors. Thirty percent ($450,000) of the Initial Purchase Price was paid at Closing pro rata to the secured creditors ($60,000 to the Company) and the remainder of $1,050,000 was placed in escrow. The escrowed amount is subject to various adjustments, including determination of the final net assets as of the Closing Date and settlement of certain other obligations. The remaining balance will be disbursed by the Escrow Agent no later than one year and one day after the Closing Date. Due to the uncertainty of the amount, the Company has not recorded the escrowed amount ($140,000) in earnings.

On September 5, 2002, LFSI acquired LST, a Delaware corporation, and its wholly owned subsidiaries, Lifestyle Technologies Franchising Corp., Lifestyle Security, Inc. and Lifestyle Technologies Atlanta. LFSI issued 16,000,000 shares of its common stock to eResource Capital Group, Inc. ("RCG"), to acquire 100% interest in LST. At December 31, 2003 RCG owns 75% of the outstanding common stock of LFSI. LFSI had only nominal operations prior to the merger, leasing two condominium units, accordingly for accounting purposes the transaction has been treated as the issuance of stock by LST for the net monetary assets of LFSI, accompanied by a recapitalization of LST. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical financial statements prior to September 5, 2002 are those of LST.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2003 LFSI had a working capital deficit of $6,346,196 as compared to a working capital deficit of $6,281,183 at June 30, 2003, when restated for discontinued operations, an increase of $65,013. Current assets decreased $303,086 and current liabilities decreased $238,073. The current asset decrease is primarily due to a decline in accounts and notes receivable of $251,930. The decrease in current liabilities includes an increase in notes payable and notes payable due related parties of $1,167,785; a decrease in accounts payable and accrued expenses of $258,133; an increase in amounts due affiliates of $276,812 and a decrease in the current liabilities of discontinued operations of $1,400,770.

During the six months ended December 31, 2003 the Company had $365,000 in new borrowings and reduced other loans by $180,000. In addition, in August 2003 a lender converted the Company's $300,000 obligation to the lender plus accrued interest of $42,500 into 200,000 shares of RCG common stock. The $342,500 is now included in the amount due to RCG. During the six months ended December 31, 2003, the Company also received $257,690 in loans and advances from related parties.

As discussed above, at December 31, 2003 the Company has a significant working capital deficit. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives and potential sales of its Common Stock in private placement transactions. Additionally, the Company plans on negotiating with its debt holders to continue to extend or convert some or all of the debt. If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the scheduled debt repayments, or (iii) unable to raise additional funds through private placement sales of its Common Stock, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted.

                  THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

SALES AND REVENUES
During the three months ended December 31, 2003, sales increased $19,807 (8%) from the year earlier amount. During fiscal 2004, the majority of the security contracts held by its location in Atlanta were sold for $134,302. Excluding the sale of security contracts, all other sales declined $114,495 during the quarter, primarily due to a lack of funding which also resulted in lower sales from continuing operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
Selling, general and administrative ("SG&A") expenses have decreased $105,240 (29%) during the three month period ended December 31, 2003 as compared to the year earlier period. Virtually all costs were proportionately lower in fiscal 2004 as compared to fiscal 2003 due to the scaled down operations. The most significant decrease was salaries and wages due to the substantially lower number of personnel.

STOCK OPTION AND WARRANT COMPENSATION
Stock option and warrant compensation amounted to $(243,748) and $7,125 during the three-month periods ended December 31, 2003 and 2002, respectively. The negative amount in fiscal 2004 is due to the resignation of the Company's Chief Executive Officer in October 2003 upon the sale of FutureSmart causing the reversal of the accrual of unvested option expense.

INTEREST EXPENSE
Interest expense amounted to $74,264 ($21,961 for related parties) in fiscal 2004 and $12,451 in fiscal 2003. The increase in interest expense of $61,813 is primarily due to debt associated with discontinued operations in the prior year period.

DISCONTINUED OPERATIONS
The loss from discontinued operations increased $5,468,123 to $5,745,624 in fiscal 2004 as compared to $277,501 in fiscal 2003. The fiscal 2004 amount included an impairment of goodwill in the amount of $5,691,604.

                   SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

SALES AND REVENUES
During the six months ended December 31, 2003, sales increased $115,859 (29%) from the year earlier amount. During fiscal 2004, the majority of the security contracts held by its location in Atlanta were sold for $134,302, which accounts for the sales increase. Excluding the sales of the security contracts, all other sales declined $18,443 (5%).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
Selling, general and administrative ("SG&A") expenses have decreased $242,564 (30%) during the six-month period ended December 31, 2003 as compared to the year earlier period. Virtually all costs were proportionately lower in fiscal 2004 as compared to fiscal 2003 due to the scaled down operations. The most significant decrease was salaries and wages due to the substantially lower number of personnel.

STOCK OPTION AND WARRANT COMPENSATION
Stock option and warrant compensation amounted to $(133,039) and $14,250 during the six-month periods ended December 31, 2003 and 2002, respectively. The negative amount in fiscal 2004 is due to the resignation of the Company's Chief Executive Officer in October 2003 upon the sale of FutureSmart causing the reversal of the accrual of unvested option expense.

INTEREST EXPENSE
Interest expense amounted to $117,693 ($39,139 for related parties) in fiscal 2004 and $24,637 in fiscal 2003. The increase in interest expense of $93,056 is primarily due to debt associated with discontinued operations in the prior year period.

DISCONTINUED OPERATIONS
The loss from discontinued operations increased $5,912,243 to $6,390,081 in fiscal 2004 as compared to $477,838 in fiscal 2003. The fiscal 2004 amount included an impairment of goodwill in the amount of $5,691,604.


ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and principal accounting officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2003, and, based on its evaluation, our principal executive officer and principal accounting officer have concluded that these controls and procedures are effective.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company issued 25,000 shares of its Common Stock for advertising and marketing services rendered during the year ended December 31, 2003. The transaction was valued at $76,250, based upon the closing price of the Common Stock on the day the stock was issued. The small business issuer claimed exemption from registration based upon Section 4(2) of the Securities and Exchange Act of 1933.

ITEM 5.  OTHER INFORMATION

         Although the Company does not currently employ a Chief Financial Officer, Paul Johnson, President and Acting CEO, is also the principal accounting officer.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -

31        Certifications pursuant to 18 U.S.C. Section 1350,
          Section 302 of the Sarbanes-Oxley Act of 2002                 Page 29

32        Certifications pursuant to 18 U.S.C. Section 1350,
          Section 906 of the Sarbanes-Oxley Act of 2002                 Page 30

     (b) Reports on Form 8-K -

         On December 8, 2003 the Company filed its report on Form 8-K reporting the acquisition of HomeSync Corporation through its wholly owned subsidiary, SYSLYNC Colorado, Inc. on November 20, 2003. A copy of the Asset Purchase Agreement was filed as an exhibit to the Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LIFESTYLE INNOVATIONS, INC.



Date: March 19, 2004                    By: /s/ Paul Johnson
                                            -----------------------------
                                            Paul Johnson, President
                                            Acting CEO and Principal
                                            Accounting Officer