Form 10QSB
period 2004-03-31
LIFESTYLE INNOVATIONS INC
filed 2004-05-17
CIK 80327

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10 QSB

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                        For Quarter Ended: MARCH 31, 2004


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


The number of shares outstanding of registrant's common stock, par value $.001 per share, as of April 30, 2004 was 20,989,659 shares.

Transitional Small Business Disclosure Format (Check one):    Yes [ ] No [X].

                  LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
           (A MAJORITY OWNED SUBSIDIARY OF RCG COMPANIES INCORPORATED)

                                      INDEX

                                                                            Page
                                                                             No.
                                                                             ---
Part I.       Financial Information (unaudited)

      Item 1. Condensed Consolidated Balance Sheet - March 31, 2004           3

              Condensed Consolidated Statements of Operations -               4
              Three Months Ended March 31, 2004 and 2003

              Condensed Consolidated Statements of Operations -               5
              Nine Months Ended March 31, 2004 and 2003

              Condensed Consolidated Statement of Stockholders' Deficit -     6
              Nine Months Ended March 31, 2004

              Condensed Consolidated Statements of Cash Flows -               7
              Nine Months Ended March 31, 2004 and 2003

              Notes to Condensed Consolidated Financial Statements          8-23

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    24-28

      Item 3. Controls and Procedures                                        28

Part II.      Other Information                                            28-32


LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
(A Majority Owned Subsidiary of RCG Companies Incorporated)
Condensed Consolidated Balance Sheet
March 31, 2004
(Unaudited)

                                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                                               $     13,467
 Accounts receivable, net of allowance of $176,093                                             22,817
 Prepaid expenses and other assets                                                             42,500
                                                                                         -------------
    Total current assets                                                                       78,784
Property and equipment, net                                                                    88,758
Other assets                                                                                    1,000
                                                                                         -------------
     Total assets                                                                        $    168,542
                                                                                         =============

                                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Notes payable and current installments of long-term debt                                $  1,089,598
 Notes payable - related parties                                                            1,069,132
 Accounts payable                                                                             220,597
 Accrued expenses                                                                             912,701
 Unearned income                                                                                5,876
 Due to affiliates                                                                          1,953,422
 Current liabilities of discontinued operations                                             1,538,524
                                                                                         -------------
     Total current liabilities                                                              6,789,850
Long-term debt less current installments                                                       35,649
                                                                                         -------------
     Total liabilities                                                                      6,825,499
                                                                                         -------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT
 Series A convertible preferred stock: $.10 par value; 1,000,000 shares authorized;
  852,778 shares issued and outstanding; liquidation preference $2,750,000;
  convertible into from 852,778 to 1,876,112 shares of common stock                            85,278
 Common stock: $.001 par value; authorized 250,000,000 shares; issued - 21,096,054
  shares; outstanding - 20,989,659 shares                                                      21,096
 Additional paid in capital                                                                13,461,283
 Common stock warrants                                                                        206,295
 Deferred expenses                                                                           (265,988)
 Stock subscription receivable                                                                 (4,000)
 Accumulated deficit                                                                      (20,160,921)
                                                                                         -------------
     Total stockholders' deficit                                                           (6,656,957)
                                                                                         -------------
     Total liabilities and stockholders' deficit                                         $    168,542
                                                                                         =============

See accompanying notes to condensed consolidated financial statements.


LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
(A MAJORITY OWNED SUBSIDIARY OF RCG COMPANIES INCORPORATED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

                                                           2004               2003
                                                           ----               ----
Sales and revenues
  Products                                             $     10,996       $     17,265
  Services and other                                         24,964            183,372
                                                       -------------      -------------
                                                             35,960            200,637
COST OF SALES                                                 3,605              8,817
                                                       -------------      -------------
  GROSS PROFIT                                               32,355            191,820

OPERATING EXPENSES:
  Selling, general and administrative expense               102,281            229,881
  Stock option and warrant compensation                          --            467,540
  Bad debt expense                                           61,311             27,060
  Depreciation and amortization                               1,225              3,348
  Management fee - parent                                        --             10,000
                                                       -------------      -------------
    Total operating expenses                                164,817            737,829
                                                       -------------      -------------
EARNINGS (LOSS) FROM OPERATIONS                            (132,462)          (546,009)
OTHER INCOME (EXPENSE):
  Rent and other income                                       2,144                 --
  Loss on disposal of equipment                                  --             (9,015)
  Interest expense                                          (15,114)           (12,663)
  Interest expense - related parties                        (22,356)                --
                                                       -------------      -------------
                                                            (35,326)           (21,678)
                                                       -------------      -------------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS                 (167,788)          (567,687)
Discontinued operations:
 Loss from discontinued operations                       (1,379,914)          (514,727)
 Income tax benefit                                              --                 --
                                                       -------------      -------------
                                                         (1,379,914)          (514,727)
                                                       -------------      -------------
NET LOSS                                               $ (1,547,702)      $ (1,082,414)
                                                       =============      =============

NET EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED:
  CONTINUING OPERATIONS                                $      (0.01)      $      (0.03)
  DISCONTINUED OPERATIONS                                     (0.06)             (0.02)
                                                       -------------      -------------
    NET LOSS PER SHARE, BASIC AND DILUTED              $      (0.07)      $      (0.05)
                                                       =============      =============

WEIGHTED AVERAGE SHARES OUTSTANDING                      20,826,389         20,352,930
                                                       =============      =============

See accompanying notes to condensed consolidated financial statements.

LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
(A MAJORITY OWNED SUBSIDIARY OF RCG COMPANIES INCORPORATED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

                                                    2004               2003
                                                    ----               ----

Sales and revenues
  Products                                      $     74,150       $     17,265
  Services and other                                 144,791            429,130
                                                -------------      -------------
                                                     218,941            446,395
COST OF SALES                                         37,796              9,651
                                                -------------      -------------
  GROSS PROFIT                                       181,145            436,744

OPERATING EXPENSES:
  Selling, general and administrative expense        520,314            723,818
  Stock option and warrant compensation             (133,039)           481,790
  Bad debt expense                                    61,311             27,060
  Depreciation and amortization                       33,492             23,491
  Management fee - parent                             25,000             30,000
                                                -------------      -------------
    Total operating expenses                         507,078          1,286,159
                                                -------------      -------------
LOSS FROM OPERATIONS                                (325,933)          (849,415)
OTHER INCOME (EXPENSE):
  Rent and other income                               10,094                 --
  Loss on sale of assets                                  --             (9,015)
  Interest expense                                   (84,444)           (13,840)
  Interest expense - related parties                 (61,494)                --
                                                -------------      -------------
                                                    (135,844)           (22,855)
                                                -------------      -------------
LOSS FROM CONTINUING OPERATIONS                     (461,777)          (872,270)
Discontinued operations:
 Loss from discontinued operations                (7,780,775)        (1,258,806)
 Income tax benefit                                       --                 --
                                                -------------      -------------
                                                  (7,780,775)        (1,258,806)
                                                -------------      -------------
NET LOSS                                        $ (8,242,552)      $ (2,131,076)
                                                =============      =============

NET LOSS PER SHARE, BASIC AND DILUTED:
  CONTINUING OPERATIONS                         $      (0.02)      $      (0.04)
  DISCONTINUED OPERATIONS                              (0.38)             (0.07)
                                                -------------      -------------
    NET LOSS PER SHARE, BASIC AND DILUTED       $      (0.40)      $      (0.11)
                                                =============      =============

WEIGHTED AVERAGE SHARES OUTSTANDING               20,712,875         19,261,500
                                                =============      =============

See accompanying notes to condensed consolidated financial statements.


LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
(A MAJORITY OWNED SUBSIDIARY OF RCG COMPANIES INCORPORATED)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED MARCH 31, 2004

(UNAUDITED)

                                                                                       Additional      Common
                                Preferred Stock               Common Stock               Paid-in        Stock
                             Shares      Par Value       Shares        Par Value         Capital       Warrants
                           ------------ ------------  -------------- ---------------  --------------  ------------
Balance, June 30, 2003       1,000,000  $   100,000      20,469,325  $       20,469   $  12,639,673   $   206,295
 Issue common stock                  -            -         325,000             325         730,940             -
 Issue common stock
  for services                       -            -          25,000              25          76,225             -
 Deferred expenses
  amortized                          -            -               -               -               -             -
 Preferred stock converted    (147,222)     (14,722)        276,729             277          14,445             -
  to common stock
 Net loss                            -            -               -               -               -             -
                           ------------ ------------  -------------- ---------------  --------------  ------------
Balance, March 31, 2004        852,778  $    85,278      21,096,054  $       21,096   $  13,461,283   $   206,295
                           ============ ============  ============== ===============  ==============  ============



                             Unissued                     Stock
                              Common      Deferred     Subscription    Accumulated
                              Stock       Expenses      Receivable      (Deficit)          Total
                           ------------ ------------  -------------- ---------------  --------------

Balance, June 30, 2003     $   731,265  $  (303,488)  $      (4,000) $  (11,918,369)  $   1,471,845
 Issue common stock           (731,265)           -               -               -               -
 Issue common stock
  for services                       -            -               -               -          76,250
 Deferred expenses
  amortized                          -       37,500               -               -          37,500
 Preferred stock converted
  to common stock                    -            -               -               -               -
 Net loss                            -            -               -      (8,242,552)     (8,242,552)
                           ------------ ------------  -------------- ---------------  --------------
Balance, March 31, 2004    $         -  $  (265,988)  $      (4,000) $  (20,160,921)  $  (6,656,957)
                           ============ ============  ============== ===============  ==============

See accompanying notes to condensed consoliated financial statements.


LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
(A MAJORITY OWNED SUBSIDIARY OF RCG COMPANIES INCORPORATED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)
                                                                          2004              2003
                                                                          ----              ----
Cash flows from operating activities
Net loss                                                              $(8,242,552)      $(2,131,076)
 Loss from discontinued operations                                     (7,780,775)       (1,258,806)
                                                                      ------------      ------------
   Loss from continuing operations                                       (461,777)         (872,270)
Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                                             33,492            23,491
  Bad debts                                                                61,311            27,060
  Common stock option expense                                            (133,039)          481,790
  Amortize deferred expenses                                               37,500                --
  Common stock issued for services                                         76,250                --
  Sale of assets                                                            1,367             9,015
  Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
     Accounts and notes receivable                                        200,677          (469,606)
     Inventories                                                            7,275            (5,346)
     Prepaid expenses and other assets                                     13,148           (43,376)
     Accounts payable and accrued expenses                                (64,713)          667,262
     Deposits and unearned income                                           5,876                --
                                                                      ------------      ------------
        Net cash used by continuing operations                           (222,633)         (181,980)
        Net cash used by discontinued operations                         (366,156)         (998,057)
                                                                      ------------      ------------
          Net cash used by operations                                    (588,789)       (1,180,037)
                                                                      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of subsidiary                                         60,000                --
  Acquisition of property and equipment                                    (3,182)          (61,461)
                                                                      ------------      ------------
        Net cash provided (used) by continuing operations                  56,818           (61,461)
        Net cash used by discontinued operations                          (10,967)         (374,816)
                                                                      ------------      ------------
          Net cash provided (used) by investing activities                 45,851          (436,277)
                                                                      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash                                                   --           412,420
Subscribed unissued common stock                                               --           457,515
Cash received in excess of cash paid in acquisition                            --           273,518
Loan proceeds                                                              70,000           725,000
Repayment of notes payable                                               (180,719)         (114,219)
Loans from related parties                                                318,770           346,476
Loans made                                                                (62,500)               --
Advances from parent                                                       25,000             4,693
                                                                      ------------      ------------
Net cash provided by continuing operations                                170,551         2,105,403
        Net cash provided by discontinued operations                      368,914            33,117
                                                                      ------------      ------------
          Net cash provided by financing activities                       539,465         2,138,520
                                                                      ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (3,473)          522,206
CASH AND CASH EQUIVALENTS, beginning of period                             16,940            12,277
                                                                      ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                              $    13,467       $   534,483
                                                                      ============      ============

See accompanying notes to condensed consolidated financial statements.

LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
(A MAJORITY OWNED SUBSIDIARY OF RCG COMPANIES INCORPORATED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


A.     BASIS OF PRESENTATION AND ORGANIZATION

       (1) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION - The condensed consolidated financial statements include the accounts of Lifestyle Innovations, Inc. ("LFSI") and its wholly owned subsidiaries LST, Inc. ("LST"), LST Integrators, Inc. and subsidiaries ("Integrators"), LifeStyle Technologies Franchising Corp. ("Franchising"), FutureSmart Systems, Inc. ("FutureSmart"), SYSLYNC Colorado, Inc. ("Colorado"), SYSLYNC-GEORGIA, Inc. ("Georgia") and Brittany Enterprises, Inc. ("Brittany") (collectively the "Company"). All material intercompany accounts and transactions have been eliminated. Effective July 15, 2002, Princeton Mining Company changed its name to Lifestyle Innovations, Inc.

       (2) ORGANIZATION - LFSI was organized in September 1950, under the laws of the State of Idaho under its original name, Princeton Mining Company.

              Georgia was incorporated on December 1, 2003, and commenced operations on February 6, 2004. Georgia will provide builders, homeowners and commercial customers with complete installation and equipment for audio, video, home theater, security, computer networking, central vacuum and accent lighting in the Georgia market.

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

              LFSI completed its acquisition of FutureSmart effective March 7, 2003. On May 28, 2003, the Board of Directors approved a plan to dispose of FutureSmart. Accordingly, its operations since March 7, 2003, have been included in discontinued operations. The sale of all assets together with assumption and settlement of most liabilities was consummated on October 17, 2003. See Note C.

              On September 5, 2002, LFSI acquired LST, a Delaware corporation, and its wholly owned subsidiaries, Lifestyle Technologies Franchising Corp., Lifestyle Security, Inc. and Lifestyle Technologies Atlanta, Inc. ("Atlanta") all organized in July 2001. LFSI issued 16,000,000 shares of its common stock to RCG Companies Incorporated ("RCG"), to acquire 100% interest in LST. At March 31, 2004 RCG owns 75% of the outstanding common stock of LFSI. LFSI had only nominal operations prior to the merger, leasing two condominium units, accordingly for accounting purposes the transaction has been treated as the issuance of stock by LST for the net monetary assets of LFSI, accompanied by a recapitalization of LST. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical financial statements prior to September 5, 2002 are those of LST.

              On February 20, 2003, LFSI reorganized its corporate structure. LST Integrators, Inc. became a wholly owned subsidiary of LFSI and the company-store operations located in Charlotte, NC and Atlanta, GA and LifeStyle Security, Inc. ("Security") were transferred to Integrators. Simultaneously Franchising became a wholly owned subsidiary of LFSI and LST and Security became inactive. Effective December 1, 2003, the operations of Lifestyle Technologies Charlotte, Inc. ("Charlotte") were discontinued. Effective March 1, 2004, the operations of Integrators and Atlanta were discontinued.

              Princeton Mining Company, an Idaho corporation, merged into its wholly owned subsidiary, Princeton Mining Company, a Nevada corporation on May 6, 2002. Princeton Mining Company, a Nevada corporation, was the survivor.

         (3) NATURE OF BUSINESS AND CURRENT OPERATIONS - LFSI through Georgia and Franchising is a full service home technology integration company providing builders, homeowners, and commercial customers with complete installation and equipment for audio, video, home theater, security, computer networking, central vacuum and accent lighting. Franchising has also secured relationships with product manufacturers, distributors and service providers (cable, Internet service, broadband and security). The Company launched a national franchising program in the fourth quarter of fiscal 2001 and, has since sold 18.5 franchises.

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

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in LFSI's Annual Report for the period ended June 30, 2003, which is included in the Company's Form 10-KSB filed on October 14, 2003.

         (5) FISCAL YEARS - As used herein, fiscal 2004 refers to the periods included in the fiscal year ended June 30, 2004, and fiscal 2003 refers to the periods included in the fiscal year ended June 30, 2003.

         (6) GOING CONCERN - At March 31, 2004, the Company has a significant working capital deficit of $6,711,066. The major components of the working capital deficit include: $1,953,422 due to affiliates, $1,133,298 in accounts payable and accrued expenses, notes payable in the amount of $1,089,598, notes payable due related parties of $1,069,132 and current liabilities of discontinued operations in the amount of $1,538,524. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives and potential sales of its common stock in private placement transactions. Additionally, the Company plans on negotiating with its debt holders to continue to extend or convert some or all of the debt. If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the debt repayments currently past due, or (iii) unable to raise additional funds through private placement sales of its common stock, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

         PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is five to seven years for all categories except for computer software, which is depreciated over 3 years and real estate which is depreciated over 27.5 years. Leasehold improvements are amortized over the life of the lease if it is shorter than the estimated useful life. Repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized. The cost of property and equipment and the related accumulated depreciation are removed from the accounts upon retirement or disposal with any resulting gain or loss being recorded as other income or expenses. Equipment under capital lease is recorded at the lesser of the fair value of the asset or the present value of minimum lease payments.

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

         The Company accounts for goodwill and intangible assets in accordance with FAS 142. The Company adopted FAS 142 effective July 1, 2001. In completing the adoption of FAS 142, LST allocated its previously existing goodwill as of July 1, 2001, to its reporting units, as defined in FAS 142, and performed an initial test for impairment as of that date.

         In accordance with FAS 142, the Company no longer amortizes goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment. The Company discontinued operations of its location in Charlotte, NC effective December 1, 2003, and wrote off the associated goodwill in the amount of $5,691,604. The Company also discontinued operations of its location in Atlanta, GA effective March 1, 2004, and wrote off the associated goodwill in the amount of $1,207,849.

         STOCK OPTIONS AND WARRANTS

         The Company accounts for stock-based awards to employees using the intrinsic value method described in Accounting Principles Board Opinion
         (APB) No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the accompanying condensed consolidated financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price of the stock on the date of the grant.

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

         On February 13, 2004, the Company granted an option to the general manager of Georgia for 113,795 shares of common stock with an exercise price of $1.45, which was the trading price of the common stock on that date. The option will expire three years from the effective date.

         SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, which were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations for awards from stock option plans were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected term, three and ten years from the date of grants in fiscal 2003; stock price volatility, 104% to 122%; risk free interest rate, 4.5% to 4.67%; and no dividends during the expected term as the Company does not have a history of paying cash dividends. The Company's fair value calculations for awards from stock option plans were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected term, one year from the date of grants in fiscal 2004; stock price volatility, 126%; risk free interest rate, 4.67%; and no dividends during the expected term as the Company does not have a history of paying cash dividends.

         If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income
         (loss) and net income (loss) per share, basic and diluted, would have been as follows:

         Three Months Ended March 31, 2004 and 2003
         ------------------------------------------

                                                            Fiscal 2004       Fiscal 2003
                                                            -----------       -----------

Net loss, as reported                                       $(1,547,702)      $(1,082,414)

Add:  Stock-based employee compensation included
in reported net loss                                                 --           467,540

Deduct:  Total stock-based compensation expense
determined under fair value method for all awards               (79,667)       (1,743,152)
                                                            ------------      ------------

Net loss, proforma                                          $(1,627,369)      $(2,358,026)
                                                            ============      ============

Net loss per share, basic and diluted                       $      (.08)      $      (.12)
                                                            ============      ============


Nine Months Ended March 31, 2004 and 2003
-----------------------------------------

                                                            Fiscal 2004       Fiscal 2003
                                                            -----------       -----------

Net loss, as reported                                       $(8,242,552)      $(2,131,076)

Add:  Stock-based employee compensation included
in reported net loss                                           (133,039)          481,790

Deduct:  Total stock-based compensation expense
determined under fair value method for all awards               (79,667)       (2,319,152)
                                                            ------------      ------------


Net loss, proforma                                          $(8,455,258)      $(3,968,438)
                                                            ============      ============

Net loss per share, basic and diluted                       $      (.41)      $      (.21)
                                                            ============      ============

         Options and warrants issued to non-employees are accounted for under FAS No. 123, "Accounting for Stock Based Compensation". For the options and warrants issued to non-employees, the fair value of each award is calculated using the Black-Scholes Model in accordance with FAS No. 123.

         On May 7, 2002, the Board of Directors adopted and the shareholders approved by majority consent the Princeton Mining Company 2002 Stock Option Plan. The plan provides for the issuance of up to 2 million shares of the Company's $.001 par value common stock in connection with stock options and other awards under the plan. The plan authorizes the grant of incentive stock options and non-statutory stock options. At March 31, 2004, there were options granted under the plan for 830,461 shares (net of forfeitures), all of which are vested and 1,169,539 shares available for grant.

         REVENUE RECOGNITION

         Georgia's home technology services work is completed in three phases - pre-wiring, trim-out and hardware installation. Georgia invoices its customers and records revenue as work is completed on each project. For alarm monitoring service contracts sold by Georgia, revenue is recognized only when the contracts are sold to third party finance companies or as earned if Georgia holds and services the contract.

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

         NET LOSS PER COMMON SHARE

         The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All potential dilutive securities are antidilutive as a result of the Company's net loss for the three and nine month periods ended March 31, 2004 and 2003, respectively. Accordingly, basic and diluted EPS are the same for each period.

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

C.       ACQUISITIONS AND DISCONTINUED OPERATIONS

FUTURESMART SYSTEMS, INC.
-------------------------
LFSI completed its acquisition of FutureSmart effective March 7, 2003. On May 28, 2003, the Board of Directors approved a plan to dispose of FutureSmart. Accordingly, its operations since March 7, 2003, have been included in discontinued operations.

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

On October 17, 2003, the Company completed its sale of all of the assets of FutureSmart for an "Initial Purchase Price" of $1,500,000, which is subject to adjustment as provided in the Asset Purchase Agreement to the "Final Purchase Price." The Initial Purchase Price is allocated to the secured creditors of FutureSmart; $200,000 to the Company, and $1,300,000 to the other secured creditors. Thirty percent ($450,000) of the Initial Purchase Price was paid at closing pro rata to the secured creditors ($60,000 to the Company) and the remainder of $1,050,000 was placed in escrow. The escrowed amount is subject to various adjustments, including determination of the final net assets as of the closing date and settlement of certain other obligations. The remaining balance will be disbursed by the escrow agent no later than one year and one day after the closing date. Due to the uncertainty of the amount, the Company has not recorded the escrowed amount ($140,000) in earnings.

LIFESTYLE TECHNOLOGIES CHARLOTTE, INC.
--------------------------------------
Effective December 1, 2003, the Board of Directors of Charlotte voted unanimously to discontinue the operations of the company. Accordingly, the operations of Charlotte are included in discontinued operations for all periods presented.

LST INTEGRATORS, INC. AND LIFESTYLE TECHNOLOGIES ATLANTA, INC.
--------------------------------------------------------------
Effective March 1, 2004, the Board of Directors of Integrators and Atlanta voted unanimously to discontinue the operations of the companies. Accordingly, their operations are included in discontinued operations for all periods presented.

DISCONTINUED OPERATIONS
-----------------------
Discontinued operations include the result of operations for Integrators and its two wholly owned subsidiaries, Charlotte and Atlanta, for both the three and nine month periods in both fiscal 2003 and fiscal 2004. The results of FutureSmart are included for the period it was owned, March 7, 2003 through October 17, 2003.

The results of discontinued operations may be summarized as follows for the three months ended March 31, 2004 and 2003:

                                              Fiscal 2004           Fiscal 2003
                                              -----------           -----------

Revenues                                      $    18,029           $   803,331
                                              ============          ============

Net loss from operations                      $  (172,065)          $  (514,727)
Asset impairment                               (1,207,849)                   --
                                              ------------          ------------
  Net loss                                    $(1,379,914)          $  (514,727)
                                              ============          ============

Net loss per share                            $      (.06)          $      (.02)
                                              ============          ============


The results of discontinued operations may be summarized as follows for the nine months ended March 31, 2004 and 2003:

                                              Fiscal 2004           Fiscal 2003
                                              -----------           -----------

Revenues                                      $ 2,018,420           $ 1,658,708
                                              ============          ============

Net loss from operations                      $(1,510,832)          $(1,258,806)
Asset impairment                               (6,899,453)                   --
Gain on sale of assets                            629,510                    --
                                              ------------          ------------
  Net loss                                    $(7,780,775)          $(1,258,806)
                                              ============          ============

Net loss per share                            $      (.38)          $      (.07)
                                              ============          ============

Current liabilities of discontinued operations include $295,000 in notes payable, $345,635 in accounts payable and $897,889 in accrued expenses.


D.       NOTES PAYABLE

Notes payable at March 31, 2004, consist of the following:

Unsecured note payable - due January 1, 2004; with interest at 12%; past due            $        145,000
Note payable - due on August 31, 2004; with interest at 12%;
  collateralized by real estate                                                                   34,919
Note payable - due in August 2003 with interest at 12% and collateralized by
   certain home technology accounts receivable and inventory; past due (1)                       650,000
Notes payable - due in monthly installments  totaling $789 until February 2009;
   with interest of 0% and 3.9%;  collateralized by
   transportation equipment; guaranteed by G. David Gordon                                        44,328
Note payable - due December 18, 2003; with interest at 36%; past due (2)                          70,000
Note payable - due in monthly installments of $3,000 and a balloon payment in
July 2005; with interest at 8%; collateralized
   by home technology accounts receivable; past due (3)                                          181,000
                                                                                        ----------------
                                                                                               1,125,247
Less current maturities, including demand notes                                                1,089,598
                                                                                        ----------------
Long-term portion                                                                       $         35,649
                                                                                        ================

(1) At the option of the note holder, this note can be converted into RCG's common stock at a ratio of one share of common stock for each $4.55 of outstanding principal and interest. RCG's common stock closed at $1.82 on March 31, 2004.

(2) Convertible into the Company's common stock at a ratio of one share of common stock for each $2.50 of outstanding principal.

(3) On February 13, 2004, the Company and the note holder executed a settlement agreement which required cash payments aggregating $27,827 and an option to purchase the Company's common stock with the remaining principal balance. As of March 31, 2004, $5,000 of the cash payment had been made.


E.       NOTES PAYABLE - RELATED PARTIES

Notes payable due related parties at March 31, 2004, consist of the following:

Unsecured note payable to Mike Pruitt; due on demand; with interest at 8%               $        100,000
Unsecured note payable to Mike Pruitt; due on demand; with interest at 12%                        10,658
Unsecured note payable to Mike Pruitt; due on demand; with interest at 12%                         8,051
Unsecured note payable to the wife of G. David Gordon; due on demand; with
  interest at 6%                                                                                 500,000
Unsecured notes payable due to G. David Gordon; due on demand; with interest at 12%              450,423
                                                                                        ----------------
     Notes payable due related parties                                                  $      1,069,132
                                                                                        ================

F.       INCOME TAXES

Deferred income taxes at March 31, 2004 consist primarily of net operating loss carryforwards, which amount to approximately $12,400,000 and expire between 2020 and 2024. A valuation allowance has been recorded for the full amount of the deferred tax assets. Further, due to substantial limitations placed on the utilization of net operating losses following a change in control, utilization of such NOL's could be limited.

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

H.       CONVERTIBLE SERIES A PREFERRED STOCK

Effective March 3, 2003, the Company amended its Articles of Incorporation to authorize the issue of 1,000,000 shares of Series A convertible preferred stock, par value $.10 per share. The principal preferences and rights of the Series A preferred stock are: (i) entitled to receive dividends when and if declared;
(ii) liquidation value of $2.75 per share plus an amount equal to 5% per annum on the original issue price; (iii) each holder of shares shall be entitled to the number of votes equal to the number of shares of common stock into which each share of Series A preferred stock could be converted; (iv) conversion is at the option of the holder until 51% of the then outstanding shares elect to convert, at which time all remaining outstanding Series A preferred stock shall automatically be converted into common stock; (v) and the initial conversion price of $2.75 per share is subject to adjustment in the event of certain occurrences.

During the three months ended March 31, 2004, 147,222 shares of preferred stock were converted into 276,729 shares of common stock.

I.       TRANSACTIONS WITH RELATED PARTIES

At March 31, 2004, advances due to affiliates consisted of the following (See Note E for notes payable to affiliates of $1,069,132):

Due to RCG and its subsidiaries                                    $ 1,863,932
Advance from and accrued interest payable to Mr. Pruitt                  3,378
Advances from and accrued interest payable to G. David Gordon
and his  wife, shareholders and creditors of LFSI and RCG              106,112
Advances to LST Baltimore                                              (20,000)
                                                                   ------------

                                                                   $ 1,953,422
                                                                   ============

The amount due to RCG and its subsidiaries represents net advances to and from RCG and its subsidiaries. RCG also provides various services to the Company, including accounting and finance assistance, capital and debt raising, human resources and other general and administrative services. For the three months ended March 31, 2003, RCG charged the Company $30,000 ($10,000 to continuing operations) and none in fiscal 2004. For the nine months ended March 31, 2004 and 2003, RCG charged the Company $25,000 and $90,000 ($30,000 to continuing operations), respectively. In August 2003 a lender converted the Company's $300,000 obligation to the lender plus accrued interest of $42,500 into 200,000 shares of RCG common stock. The $342,500 is included in the amount due RCG above.

Mr. Pruitt had pledged certain of his personal assets to secure a $100,000 bank credit facility for LST. On August 8, 2003, the balance outstanding on this bank facility of $100,000 was paid by Mr. Pruitt and the Company issued its $100,000 note payable to Mr. Pruitt. See Note E.

Mr. Pruitt is also a minority investor in a company that has purchased franchise licenses and business operations of LST's home technology business in a company that has purchased franchise licenses in three locations in Maryland. At March 31, 2004, the franchise locations in Maryland owed the Company and its subsidiaries $14,000 plus the $20,000 advance included above.

Paul B. Johnson, President of the Company, is an investor in a company, which in November 2001 became a franchisee of the Company's home technology business in the Dallas, Texas market and purchased two additional locations in the Dallas, Texas market during the year ended June 30, 2003. The Dallas franchise location has paid the Company and its subsidiaries all amounts owed at March 31, 2004.

During fiscal 2002, Glenn Barrett resigned as President of Lifestyle and began LVA Technologies LLC ("LVA"), a low voltage wiring business that operates as a Lifestyle franchisee headquartered in Charlotte, NC to service the commercial market. The Company waived LVA's initial franchise fee for the commercial franchise. LVA also owns the Greenville and Columbia, SC franchises. LVA's low voltage wiring business is charged royalties on products purchased from the Company at the same rate as the Company's other franchisees; however, it does not pay royalties on revenue generated from products purchased elsewhere as required of the Company's other franchisees, including the Greenville and Columbia, SC franchises. Mr. Barrett took over operation of three South Carolina markets in October 2003. LVA and its subsidiaries owed the Company and its subsidiaries $328,000 ($152,000 in discontinued operations) at March 31, 2004. This entire amount has been reserved at March 31, 2004.

At March 31, 2004, total debt outstanding to G. David Gordon and his wife, was $950,423 which is included in notes payable due related parties on the condensed consolidated balance sheet. The loans bear interest at 6 to 12%. Mr. Gordon and a company in which he is the president and a shareholder also loaned RCG an additional $1,144,000 ($750,000 balance at March 31, 2004) during fiscal 2002 at interest rates of 8% to 12%. During the three months ended September 30, 2003, Mr. Gordon converted $267,500 in debt owed to him into RCG common stock. Mr. Gordon also acts as special legal counsel to RCG and the Company from time to time.

Mr. Gordon has an ownership interest in seven of the Company's franchises, including two locations that were purchased during fiscal 2002 from the Company and for which the Company recorded a gain of $119,000. Mr. Gordon has an ownership interest in the three locations in the Dallas market along with Mr. Johnson; and four additional markets in Houston, Texas; Raleigh, North Carolina; Wilmington, North Carolina; and Greensboro, North Carolina. These four markets had paid the Company and its subsidiaries all amounts owed at March 31, 2004.

Gross billings to the franchises discussed above for the three months ended March 31, 2004 and 2003, were as follows:


                                                  Fiscal 2004     Fiscal 2003
                                                  -----------     -----------

Houston and the three North Carolina markets      $   14,000      $  108,000
Three South Carolina markets                              -          111,000
Three Maryland markets                                 6,000          17,000
LVA and subsidiaries                                      -           97,000
Dallas                                                 4,000          57,000
                                                  ----------      ----------

     Total                                        $   24,000      $  390,000
                                                  ==========      ==========

Gross billings to the franchises discussed above for the nine months ended March 31, 2004 and 2003, were as follows:

                                                   Fiscal 2004      Fiscal 2003
                                                   -----------      -----------

Houston and the three North Carolina markets       $    93,000      $   208,000
Three South Carolina markets                            29,000          206,000
Three Maryland markets                                  17,000           30,000
LVA and subsidiaries                                    30,000          145,000
Dallas                                                  25,000           97,000
                                                   -----------      -----------

     Total                                         $   194,000      $   686,000
                                                   ===========      ===========


J.       BUSINESS SEGMENT INFORMATION

Information related to business segments is as follows (amounts in thousands of dollars):

                                                          Company
                                                           Owned
                                                         Locations          Franchise        Corporate           Total
                                                         ---------          ---------        ---------           -----
NINE MONTHS ENDED MARCH 31, 2004
--------------------------------
Revenue
  External customers                                   $         11     $         208     $        -          $      219
  Intersegment                                         $          -     $          60     $        -          $       60

Loss from continuing operations                        $         12     $         150     $       300         $      462


NINE MONTHS ENDED MARCH 31, 2003
--------------------------------
Revenue
  External customers                                   $         -      $         440     $         6         $      446
  Intersegment                                         $         -      $          53     $        -          $       53

Loss from continuing operations                        $         -      $         203     $       669         $      872


Corporate includes the real estate investment and the costs associated with the requirements of a public company.

K.       COMMITMENTS AND CONTINGENCIES

As a part of the issuance of 16,000,000 shares of its common stock to RCG, LFSI was obligated to file a registration statement within 90 days of the September 5, 2002 closing date of the transaction. If LFSI did not meet this deadline, it was obligated to issue an option to RCG for 1,000,000 shares of LFSI common stock at 20% of the last bid price for the LFSI common stock on the triggering date. As a result of the acquisition of FutureSmart Systems, Inc. ("FutureSmart") by LFSI (See Note C), RCG and LFSI agreed to extend the deadline for filing the registration statement until a later date consistent with any registration rights associated with the acquisition of FutureSmart.

During 2001, FutureSmart approved a plan to exit, and subsequently vacated certain facilities in San Jose, California and Murray, Utah. As of March 31, 2004, FutureSmart has accrued $210,921 for payment of minimum lease payments under non-cancelable operating leases. The landlord of the San Jose lease has demanded full payment of amounts due on the lease.

L.       PURCHASE OF LST BALTIMORE, INC.

On May 17, 2004, LFSI completed its acquisition of LST Baltimore, Inc. ("LBI") by issuing 1,900,000 shares of its common stock for all the issued and outstanding common shares of LBI. LBI had previously been a Lifestyle franchisee prior to its acquisition.

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

LFSI through Georgia and Franchising is a full service home technology integration company providing builders, homeowners, and commercial customers with complete installation and equipment for audio, video, home theater, security, computer networking, central vacuum and accent lighting. Franchising has also secured relationships with product manufacturers, distributors and service providers (cable, Internet service, broadband and security). The Company launched a national franchising program in the fourth quarter of fiscal 2001 and, has since sold 18.5 franchises.

Brittany is the owner of two condominium units that are located in Dallas, Texas which are currently under lease.

On February 6, 2004, Georgia commenced operations.

Effective December 1, 2003, the operations of Charlotte were discontinued, and the operations of Integrators and Atlanta were discontinued effective March 1, 2004.

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

LFSI completed its acquisition of FutureSmart effective March 7, 2003. On May 28, 2003, the Board of Directors approved a plan to dispose of FutureSmart. Accordingly, its operations since March 7, 2003 have been included in discontinued operations.

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

On October 17, 2003, the Company completed its sale of all of the assets of FutureSmart for an "Initial Purchase Price" of $1,500,000, which is subject to adjustment as provided in the Asset Purchase Agreement to the "Final Purchase Price." The Initial Purchase Price is allocated to the secured creditors of FutureSmart; $200,000 to the Company, and $1,300,000 to the other secured creditors. Thirty percent ($450,000) of the Initial Purchase Price was paid at closing pro rata to the secured creditors ($60,000 to the Company) and the remainder of $1,050,000 was placed in escrow. The escrowed amount is subject to various adjustments, including determination of the final net assets as of the closing date and settlement of certain other obligations. The remaining balance will be disbursed by the escrow agent no later than one year and one day after the closing date. Due to the uncertainty of the amount, the Company has not recorded the escrowed amount of $140,000 in earnings.

On September 5, 2002, LFSI acquired LST, a Delaware corporation, and its wholly owned subsidiaries, Lifestyle Technologies Franchising Corp., Lifestyle Security, Inc. and Lifestyle Technologies Atlanta. LFSI issued 16,000,000 shares of its common stock to eResource Capital Group, Inc. ("RCG"), to acquire 100% interest in LST. At December 31, 2003, RCG owns 75% of the outstanding common stock of LFSI. LFSI had only nominal operations prior to the merger, leasing two condominium units, accordingly for accounting purposes the transaction has been treated as the issuance of stock by LST for the net monetary assets of LFSI, accompanied by a recapitalization of LST. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical financial statements prior to September 5, 2002, are those of LST.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2004, LFSI had a working capital deficit of $6,711,066 as compared to a working capital deficit of $6,583,974 at June 30, 2003, when restated for discontinued operations, an increase in the deficit of $127,092. Current assets decreased $323,908 and current liabilities decreased $196,817. The current asset decrease is primarily due to a decline in accounts and notes receivable of $313,555. The decrease in current liabilities includes an increase in accounts payable and accrued expenses of $806,680; an increase in amounts due affiliates of $188,655 and a decrease in the current liabilities of discontinued operations of $1,253,974.

During the nine months ended March 31, 2004, continuing operations of the Company had $115,047 in new borrowings and reduced other loans by $180,719. In addition, in August 2003, a lender converted the Company's $300,000 obligation to the lender plus accrued interest of $42,500 into 200,000 shares of RCG common stock. The $342,500 is now included in the amount due to RCG. During the nine months ended March 31, 2004, the Company also received $318,770 in loans and advances from related parties.

As discussed above, at March 31, 2004, the Company has a significant working capital deficit. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives and potential sales of its common stock in private placement transactions. Additionally, the Company plans on negotiating with its debt holders to continue to extend or convert some or all of the debt. If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the scheduled debt repayments, or (iii) unable to raise additional funds through private placement sales of its common stock, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted.

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

SALES AND REVENUES
During the three months ended March 31, 2004, sales decreased $164,677 (82%) from the year earlier amount. During fiscal 2004, the Company temporarily shut-down its product sales to its franchisees and also discontinued accruing royalty revenue from the Glenn Barrett companies. In addition the royalty revenue is calculated at 3.5% in fiscal 2004 and 6% in fiscal 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
Selling, general and administrative ("SG&A") expenses have decreased $127,600 (56%) during the three month period ended March 31, 2004, as compared to the year earlier period. Virtually all costs were proportionately lower in fiscal 2004 as compared to fiscal 2003 due to the scaled down operations. The most significant decrease was salaries and wages due to the substantially lower number of personnel.

STOCK OPTION AND WARRANT COMPENSATION
Stock option and warrant compensation amounted to $467,540 during the three-month period ended March 31, 2003, and none in fiscal 2004. The Company hired a new Chief Executive Officer in March 2003, as a part of the purchase of FutureSmart, and one-third of the options she received vested upon receipt. The compensation expense is the difference between the exercise price and the market price on the date of the grant.

INTEREST EXPENSE
Interest expense amounted to $37,470 ($22,356 for related parties) during the three month period ended March 31, 2004, as compared to the year earlier period amount of $12,663. The increase in interest expense of $24,807 is primarily due to debt associated with discontinued operations in the prior year period.

DISCONTINUED OPERATIONS
The loss from discontinued operations increased $865,187 to $1,379,914 during the three month period ended March 31, 2004, as compared to the year earlier period amount of $514,727 . The fiscal 2004 amount included an impairment of goodwill in the amount of $1,207,849.

                    NINE MONTHS ENDED MARCH 31, 2004 AND 2003

SALES AND REVENUES
During the nine months ended March 31, 2004, sales decreased $227,454 (51%) from the year earlier amount. During fiscal 2004, the Company temporarily shut-down its product sales to its franchisees and also discontinued accruing royalty revenue from the Glenn Barrett companies. In addition the royalty revenue is calculated at 3.5% in fiscal 2004 and 6% in fiscal 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
Selling, general and administrative ("SG&A") expenses have decreased $203,504 (28%) during the nine-month period ended March 31, 2004, as compared to the year earlier period. Virtually all costs were proportionately lower in fiscal 2004 as compared to fiscal 2003 due to the scaled down operations. The most significant decrease was salaries and wages due to the substantially lower number of personnel.

STOCK OPTION AND WARRANT COMPENSATION
Stock option and warrant compensation amounted to $(133,039) and $481,790 during the nine-month periods ended March 31, 2004 and 2003, respectively. The negative amount in fiscal 2004 is due to the resignation of the Company's Chief Executive Officer in October 2003, upon the sale of FutureSmart causing the reversal of the accrual of unvested option expense. The Company hired a new Chief Executive Officer in March 2003, as a part of the purchase of FutureSmart, and one-third of the options she received vested upon receipt. The majority of the compensation expense in fiscal 2003 is the difference between the exercise price and the market price on the date of the grant of these options.

INTEREST EXPENSE
Interest expense amounted to $145,938 ($61,494 for related parties) during the nine-month period ended March 31, 2004, as compared to the year earlier period amount of $13,840. The increase in interest expense of $132,098 is primarily due to debt associated with discontinued operations in the prior year period.

DISCONTINUED OPERATIONS
The loss from discontinued operations increased $6,521,969 to $7,780,775 during the nine-month period ended March 31, 2004, as compared to the year earlier period amount of $1,258,806. The fiscal 2004 amount included an impairment of goodwill in the amount of $6,899,453.


ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and principal accounting officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2004, and based on its evaluation, our principal executive officer and principal accounting officer have concluded that these controls and procedures are effective.

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


PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 2004, the Company issued 276,729 shares of its common stock in exchange for 147,222 shares of its preferred stock. The small business issuer claimed exemption from registration based upon Section 4(2) of the Securities and Exchange Act of 1933.

ITEM 5.  OTHER INFORMATION

         Although the Company does not currently employ a Chief Financial Officer, Paul Johnson, President and Acting CEO, is also the principal accounting officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits -

         31       Certifications pursuant to 18 U.S.C. Section 1350,
                  Section 302 of the Sarbanes-Oxley Act of 2002         Page 31

         32       Certifications pursuant to 18 U.S.C. Section 1350,
                  Section 906 of the Sarbanes-Oxley Act of 2002          Page 32

         (b)      Reports on Form 8-K -

(a) Previous Independent Accountant - On January 23, 2004, Crisp Hughes Evans LLP ("CHE") informed the Registrant and the Audit Committee of the Registrant in writing of its decision to resign as the Registrant's independent auditors effective as of that date. CHE had served as the registrant's principal independent accountant to audit the Company's financial statements for the fiscal year ended June 30, 2003.

The independent audit report of CHE on the consolidated financial statements of the Company as of and for the fiscal years ended June 30, 2003 and 2002, did not contain any adverse or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audit of the June 30, 2003 and 2002, financial statements, the review of the September 30, 2003 quarterly financial statement and through the date of their resignation, there were no disagreements with CHE on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of CHE, would have caused CHE to make reference to the matter in its reports.

In the Report to the Audit Committee as of June 30, 2003, CHE recommended the Company hire a Chief Financial Officer. The Company agreed with the recommendation and has retained a consultant to serve this function. No other reportable event described under Item 304 (a)(1)(v) of Regulation S-K occurred within the two most recent fiscal years ended June 30, 2003 and 2002, or within the quarter ended September 30, 2003.

(b) New Independent Accountant - As of February 4, 2004, the Company engaged Guest & Company, P.C. ("Guest") of Tulsa, Oklahoma as its new independent accountant. The engagement of Guest was approved by the Board of Directors of the Company on February 4, 2004.

During the period that CHE was independent accountant for the registrant neither the Company nor anyone acting on the Company's behalf consulted Guest regarding either:
         (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statement, and neither a written report nor oral advise was provided by Guest to the Company that Guest concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a "disagreement," as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a "reportable event," as that term is defined in
         Item 304(a)(1)(v) of Regulation S-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LIFESTYLE INNOVATIONS, INC.

         Date:    May 17, 2004              By:   /s/ Paul Johnson
                                                  --------------------------
                                                  Paul Johnson, President
                                                  Acting CEO and Principal
                                                  Accounting Officer