Form 10KSB
period 2004-06-30
LIFESTYLE INNOVATIONS INC
filed 2004-10-14
CIK 80327

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended JUNE 30, 2004

                        Commission File Number 001-04026

                           LIFESTYLE INNOVATIONS, INC.
                 (Name of small business issuer in its charter)

            NEVADA                                      82-6008727
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    4700 Lakeshore Ct., Colleyville, TX 76034
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (817) 307-6591

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                          -----------------------------
                                 Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year - $138,059.

As of September 23, 2004, the registrant had outstanding 24,303,692 shares of its common stock, par value $.001, and 577,391 shares of its Series A Voting Preferred Stock, its only classes of voting securities. The aggregate market value of the shares of common stock of the registrant held by non-affiliates on September 23, 2004, was approximately $132,455 based on its closing price on the
OTC: Bulletin Board on that date. (See Item 5).

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]; No [ X ].

                           LIFESTYLE INNOVATIONS, INC.

                                TABLE OF CONTENTS

                                   FORM 10-KSB

                                     Part I

                                                                            Page
                                                                            ----
Item 1     Description of Business                                            3
Item 2     Description of Property                                            9
Item 3     Legal Proceedings                                                 10
Item 4     Submission of Matters to a Vote of Security Holders               10

                              Part II

Item 5     Market for Common Equity and Related Stockholder Matters          11
Item 6     Management's Discussion and Analysis or Plan of Operation         13
Item 7     Financial Statements                                              19
Item 8     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          46
Item 8A    Controls and Procedures                                           47
Item 8B    Other Information                                                 47

                             Part III

Item 9     Directors and Executive Officers of the Registrant                48
Item 10    Executive Compensation                                            50
Item 11    Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                        53
Item 12    Certain Relationships and Related Transactions                    54
Item 13    Exhibits                                                          56
Item 14    Principal Accountant Fees and Services                            56

                                     PART I

ITEM 1   DESCRIPTION OF BUSINESS

         (a)      Business Development

Lifestyle Innovations, Inc. ("LFSI or Lifestyle") was incorporated under the laws of Idaho on September 1, 1950. On July 15, 2002, Princeton Mining Company changed its name to Lifestyle Innovations, Inc. Princeton Mining Company, an Idaho corporation, merged into its wholly owned subsidiary, Princeton Mining Company, a Nevada corporation on May 6, 2002. Princeton Mining Company, a Nevada corporation was the survivor. RCG Companies Incorporated (formerly eResource Capital Group, Inc.) ("RCG") owns approximately 48.5% of the LFSI's outstanding common stock at June 30, 2004.

The consolidated financial statements include the accounts of LFSI and its wholly owned subsidiaries: LST of Baltimore, Inc. ("LBI") which was incorporated in Nevada on February 23, 2004; Lifestyle Technologies Franchising Corp. ("Franchising") which was incorporated in Nevada on July 5, 2001; Brittany Enterprises, Inc. ("Brittany") which was incorporated in Nevada on October 29, 1998; SYSLYNC - COLORADO, Inc. ("Colorado") which was incorporated in Colorado on March 14, 2003; and FutureSmart Systems, Inc. ("FutureSmart") which was incorporated in Delaware on December 17, 2002 (collectively the "Company"). Franchising, Colorado and FutureSmart are included in discontinued operations.

LST Integrators, Inc. ("Integrators") which was incorporated in Nevada on November 9, 1998, and its wholly owned subsidiaries: LST, Inc., d/b/a Lifestyle Technologies ("LST") which was incorporated in Delaware on July 17, 2000; Lifestyle Technologies Atlanta, Inc. ("LSTA") which was incorporated June 7, 2001 in Georgia; Lifestyle Technologies Charlotte, Inc. ("LS-Charlotte") which was incorporated February 24, 2003 in North Carolina; and Lifestyle Security, Inc. ("LS-Security") which was incorporated in Delaware on June 1, 2001 were all sold to Sports Management & Recreation, Inc. ("Sports"), a Nevada corporation, on May 24, 2004, for 25,000 shares of Sports' common stock. Integrators and its subsidiaries are included in discontinued operations.

SYSLYNC-GEORGIA, Inc. ("Georgia") was incorporated in Georgia on December 1, 2003, and commenced operations on February 6, 2004. Georgia was formed to provide builders, homeowners and commercial customers with complete installation and equipment for audio, video, home theater, security, computer networking, central vacuum and accent lighting in the Georgia market. Georgia was also sold to Sports on May 24, 2004, in exchange for 50,000 shares of Sports' common stock and is included in discontinued operations.

Acquisition of LST of Baltimore, Inc.
-------------------------------------

On May 5, 2004, the Company, LFSI Acquisition, Inc. (a wholly-owned subsidiary), and LST of Baltimore, Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement"). The merger contemplated by the Merger Agreement (the "Merger") was also completed on May 5, 2004. As a result of the Merger, LBI became a wholly-owned subsidiary of the Company and all outstanding shares of LBI's capital stock were exchanged for 1,900,000 shares of the Company's common stock. The Company also assumed an obligation to issue an additional 800,000 shares of its common stock as a fee for facilitating the acquisition. LBI was a private company which provided builders, homeowners and commercial customers with complete installation and equipment for structured wiring, security, personal computer networking, audio, video, home theater, central vacuum and accent lighting. LBI was a franchisee of Franchising until Franchising discontinued operations effective April 1, 2004.

Immediately prior to the Merger, LBI entered into a Convertible Debenture Purchase Agreement (the "Purchase Agreement"), dated as of May 5, 2004, with HEM Mutual Assurance LLC (HEM), pursuant to which it sold and issued convertible debentures to HEM in an aggregate principal amount of up to $1,000,000 in a private placement pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. Two debentures in the aggregate principal amount of $999,200 were issued for gross proceeds of $249,200 in cash ( "First Debenture A") and an additional debenture in the aggregate principal amount of $750,000 (the "Contingent Debenture" or "First Debenture B") was issued in exchange for a promissory note from HEM in the principal amount of $750,000 (the "Note"). The Contingent Debenture does not become an obligation until the Note is funded. In addition, as a fee for facilitating the LBI acquisition, a debenture of $800 ("Second Debenture") was issued for gross proceeds of $800 in cash and the right to exchange the debenture for 800,000 shares of the Company's common stock. The Second Debenture was issued as a finder's fee for the LBI acquisition. Each of the debentures has a maturity date of May 4, 2009, subject to earlier conversion or redemption pursuant to its terms, and bears interest at the rate of 1% per year, payable in cash or shares of common stock at the option of the holder of the debentures. As a result of the Merger, the Company has assumed the rights and obligations of LBI in the private placement, including the gross proceeds raised through the sale of the debentures, the Note issued by HEM to LBI, and LBI's obligations under the debentures and the Purchase Agreement.

As a result of the Merger at May 5, 2004, $249,200 and $800 in principal amount of the initial debentures are convertible into unrestricted shares of the Company's common stock at a conversion price that is the lower of $0.42 or the average of the three lowest closing per share bid prices for the common stock during the 40 trading days prior to conversion and $0.001 per share, respectively. The $750,000 Contingent Debenture will become convertible and subject to repayment if and when the related Note from HEM is paid in full to the Company in cash. The Contingent Debenture would be convertible into unrestricted shares of the Company's common stock at a conversion price that is based upon the trading prices of the Company's common stock at the time the Note is funded.

Since the $250,000 in convertible debentures bear interest at 1%, the Company discounted this amount by 6% to arrive at an effective cost of 7%. The discount of $64,687 was recorded as additional paid-in capital. The additional 6% interest will accrue monthly and be added to the convertible debenture balance. The discount associated with any principal conversion is immediately recorded as interest expense.

The merger has been accounted for as an acquisition of assets. The assets acquired and liabilities assumed include: cash, accounts receivable, inventory, promissory note(s), fixed assets, goodwill, convertible debentures, accounts and notes payable. The acquisition of LBI was accounted for as a purchase in accordance with SFAS No. 141, and the Company has accordingly allocated the purchase price of LBI based upon the fair values of the net assets acquired and liabilities assumed. The allocation of the purchase price resulted in the Company recording goodwill in the amount of $253,049.

The First Debenture A conversion price of $0.42 per share was higher than the per share price of the Company's common stock on the issuance date of May 5, 2004. The Second Debenture conversion price of $0.001 per share was lower than the per share price of the Company's common stock on the issuance date of May 4, 2004. In accordance with the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company should record a beneficial conversion feature related to the debentures. However, since the debenture was converted prior to June 30, 2004, no beneficial conversion was recorded as it would have been fully amortized at June 30, 2004. In connection with the convertible debt financing, the Company capitalized $58,400 of debt issuance costs, which are included in other assets. These costs are being amortized over the life of the convertible debentures. As of June 30, 2004, $50,320 of the debt financing costs remain and $8,080 has been amortized.

On May 24, 2004, $800 in debenture principal and the related interest was converted into 800,438 shares of the Company's common stock. On June 16, 2004, $26,972 in debenture principal and the related interest was converted into 1,000,030 shares of the Company's common stock. The 1,800,468 shares were issued from the 4,000,000 shares of treasury stock contributed by RCG.

The conversion price and number of shares of common stock issuable upon conversion of the debentures is subject to adjustment for stock splits and combinations and other dilutive events. To satisfy its conversion obligations under the debentures, the Company placed 50,000,000 shares of its common stock into escrow for potential issuance to HEM upon conversion of the debentures. As of June 30, 2004, 48,199,532 shares of common stock remain in escrow. Unless and until the debentures are converted, HEM has no voting or other ownership rights in any of the shares of the Company's common stock held in escrow and the shares in escrow are not treated by the Company as being issued and outstanding.

The debentures may never be converted into an aggregate of more than 50,000,000 shares of the Company's common stock unless the Company elects to increase the number of shares held in escrow in accordance with and subject to any applicable rules or regulations of the exchange, market or system on which the Company's common stock is then listed requiring stockholder approval prior to such additional issuance. In the event that the conversion rate of the debentures would require the Company to issue more than an aggregate of 50,000,000 shares of the Company's common stock upon conversion of the debentures, and the Company elects not to increase the number of shares held in escrow (or the Company fails to obtain any required stockholder approval for such proposed increase), the Company will be required to redeem the unconverted amount of the debentures for 125% of the principal amount thereof, plus accrued and unpaid interest.

In addition to the foregoing, the debentures may not be converted if and to the extent that after such conversion the holder would beneficially own more than 5% of the Company's then outstanding common stock, unless the holder waives this limitation by providing the Company 75 days prior notice of the waiver.

The Company has the right to redeem the debentures, in whole or in part, at any time on 30 days advance notice for 125% of the principal amount of the outstanding debentures being redeemed, plus accrued and unpaid interest. In addition, if at any time any of the debentures are outstanding, the Company receives debt or equity financing in an amount equal to or exceeding five million dollars ($5,000,000) in a single transaction or series of related transactions (excluding any portion of such financing consisting of forgiveness of debt or other obligations), the Company is required to redeem the debentures for 125% of the amount of the then outstanding debentures. If trading in the Company's common stock is suspended (other than suspensions of trading on such market or exchange generally or temporary suspensions pending the release of material information) for more than 10 trading days, or if the Company's common stock is delisted from the exchange, market or system on which it is then traded and not relisted on another exchange, market or the Over the Counter Bulletin Board within 10 trading days, HEM may elect to require the Company to redeem all then outstanding debentures in the manner set forth in the Purchase Agreement.

Until such time as it no longer holds any debentures, neither HEM nor its affiliates may engage in any short sales of the Company's common stock if there is no offsetting long position in the Company's common stock then held by HEM or such affiliates.

Acquisition/Disposition of FutureSmart Systems, Inc.
----------------------------------------------------

On May 28, 2003, the Board of Directors of the Company approved a plan to dispose of FutureSmart. Accordingly, its operations since March 7, 2003, the date acquired, have been included in discontinued operations. The purchase price for FutureSmart of $876,910 consisted of the issuance of 1,000,000 shares of LFSI's $.10 par value preferred stock, a bridge loan by LFSI to FutureSmart of $224,830 and $552,080 in direct transaction costs.

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

FutureSmart is a manufacturer of "structured wiring" and home networking systems. FutureSmart develops and distributes home technology products designed to meet the current and future needs of homeowners for computer networking, audio/video distribution and home automation.

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

Acquisition of LST, Inc.
------------------------

On September 5, 2002, LFSI acquired LST, a Delaware corporation, and its wholly owned subsidiaries, Franchising, LS-Security and LSTA, all organized in July 2001. LFSI issued 16,000,000 shares of its common stock to RCG to acquire 100% interest in LST. On February 20, 2003, LFSI reorganized its corporate structure. Integrators became a wholly owned subsidiary of LFSI and the company-store operations located in Charlotte, NC and Atlanta, GA were transferred to Integrators. Simultaneously Franchising became a subsidiary of LFSI and LST and LS-Security became inactive. LFSI had only nominal operations prior to the merger, leasing two condominium units. Accordingly for accounting purposes the transaction has been treated as the issuance of stock by LST for the net monetary assets of LFSI, accompanied by a recapitalization of LST. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical financial statements prior to September 5, 2002, are those of LST.

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


         (b)      Business of Issuer

Principal Products or Services and Their Markets
------------------------------------------------

LBI is a full service home technology integration company providing builders, homeowners, and commercial customers with complete installation and equipment for structured wiring, security, personal computer networking, audio, video, home theater, central vacuum and accent lighting.

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

A growing percentage of new homebuilders are moving to include a basic structured wiring package in their homes. This gives the consumer a chance to plan and select, early in the construction process, the technology that best suits their lifestyle and budget. By including a structured wiring package in a home at the time of construction, additional modules can easily be added at a later date by simply plugging the module into the central panel. This approach to wiring provides consumers with flexibility and convenience when adding or making upgrades to their homes.

The Company also pre-wires security systems and installs the related hardware for the majority of the homes. The Company obtains a number of security contracts as a part of this process and either bundles them for resale or arranges for a monitoring company to handle the administration of billing and collecting the service fees and thus provides a monthly revenue stream.

Brittany is the owner of two condominium units which are located in Dallas, Texas. Both units are currently under lease.

Distribution Methods of the Products and Services
-------------------------------------------------

LBI acquires product from a number of vendors to complete their customer's contracts. LBI maintains a supply of the basic components, wire, connections, etc., but generally orders higher cost components on an as needed basis.

Competitive Business Conditions
-------------------------------

A dramatic trend towards the utilization of whole-house audio/video systems, home automation, and networking technology in new and existing homes has created a significant new revenue opportunity for homebuilders and technology providers. Four major factors are driving the explosion in this area. First, homeowners have more leisure time and want more of that time spent enjoying their homes. Second, the cost of entertainment and other technology products continues to decrease while the functionality and ease of use is increasing. Third, the trend toward working at home is driving an increasing demand for computer networking. Finally, there is a heightened awareness of the need for greater security measures for the home.

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

Over 75% of all new homes built will feature structured wiring as a standard by 2006, up from 27% in 2003. Structured wiring is used to connect security, entertainment, home office and educational functions of a residence. A single structured wiring panel, located next to the load center, aggregates a variety of outside communications services including cable TV, CAT 5e, and fiber cables throughout the home. Voice, data, video and Internet services are thereby terminated at a single plate wall outlet located in any room to connected homeowners devices, i.e. computers, printers, entertainment systems, security and home automation.

Exploiting this expanding market are hundreds of small ($2 million or less) to medium-sized (up to $40 million) companies engaged in the manufacturing, sales, installation and integration of home technology systems. Generally, these companies market products and services to new home builders who offer them to new home buyers as either an option or as a standard feature of their new homes.

The installation of home technologies is highly competitive and fragmented. Our current competitors are a diverse group of national and regional dealers such as Tweeter and Best Buy as well as local, independent contractors. Our retail competitors may sell any or all of the products and services we offer. Certain of these retailers have substantially greater financial resources than we do, which may increase their ability to purchase inventory at lower cost or to initiate and sustain predatory price competition. Local contractors may have long standing relationships with builders and homeowners, which could have a material, adverse effect on our ability to expand.

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

Patents, Trademarks, Licenses & Franchises
------------------------------------------

Franchising sold franchise locations in 18.5 market areas and was using the franchise strategy to expand its national presence. Franchising discontinued its operations effective April 1, 2004.

Employees
---------

As of June 30, 2004, we employed six people on a full-time basis at LBI and one person on a full-time basis at LFSI. We believe our future success will depend, in part, on our ability to recruit and retain highly-skilled, creative personnel. Professional personnel in the areas of audio/video, home automation and computer networks are critical to our success.

None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relationships are good.



ITEM 2   DESCRIPTION OF PROPERTY

We lease substantially all property which we use in our operations, as follows:

LBI leases its office location in Timonium, Maryland. The monthly lease payment is $4,144 and runs through July 31, 2006.

The office space occupied by LFSI is provided at no cost by the President of the Company.

Brittany owns two residential condominium units which are located in Dallas, Texas. Both units are currently under lease.

ITEM 3   LEGAL PROCEEDINGS

On April 6, 2004, Mercator Momentum Fund LP ("Mercator") filed a complaint (case number BC313358, Superior Court of California, County of Los Angeles, Stanley Mosk Central District) against Lifestyle Innovations, Inc. as an alter ego and RichMark Capital Corp. relating to a past due loan obligation of Lifestyle Integrators, Inc., a wholly owned subsidiary of Lifestyle, in the amount of $295,000. The loan amount is included in current liabilities of discontinued operations. Integrators was sold in May 2004. On September 3, 2004, Mercator filed a request for entry of default against Integrators and RichMark.

On September 29, 2004, LBI received notice that the guarantor of a $50,000 note payable to a bank had obtained a judgment against LBI on August 23, 2004, in the amount of $51,179 plus costs and post-judgment interest at 6.5%. (Case number 03-C-04-008855CJ, Circuit Court for Baltimore County). LBI had made an initial payment on the judgment of approximately $10,000 as partial settlement of the judgment and is negotiating a pay-out schedule for the balance.

On April 23, 2004, Meyer Saltzman etal ("Saltzman") filed a complaint (Case No. 2004-CV-2440, State District Court of Denver, Colorado) against SYSLYNC-COLORADO, Inc. and Lifestyle Innovations, Inc. for their part in the acquisition of the assets of Homesync. Saltzman's claim against LFSI is for fraud and breach of contract under an alter-ego theory. Both sides have agreed to transfer the dispute to arbitration. The Company has not recorded an accrual relating to this dispute.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECUTIY HOLDERS

There were no shareholders' meetings or submission of matters to a vote of security holders during the fiscal year ended June 30, 2004.

                                     PART II

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our $.001 par value common stock is traded in the over-the-counter market and is quoted on the NASD Over The Counter Bulletin Board ("OTCBB") under the symbol "LFSI." The following tables set forth the quarterly high and low daily bids of our common stock as reported by the OTCBB for the two years ended June 30, 2004. The bids represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                      High             Low
                                                      ----             ---

FYE June 30, 2004
-----------------------
Fourth Quarter                                    $    1.01      $      .03
Third Quarter                                     $    2.25      $      .35
Second Quarter                                    $    4.00      $     1.55
First Quarter                                     $    4.90      $     2.50


FYE June 30, 2003
-----------------------
Fourth Quarter                                    $    5.45      $     4.10
Third Quarter                                     $    6.90      $     4.40
Second Quarter                                    $    6.53      $     3.10
First Quarter                                     $    5.04      $     2.20


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

Holders
-------

At June 30, 2004, there were approximately 1,595 holders of record of the Company's common stock, including shares held in "nominee" or "street" name, an undetermined number of which represent more than one individual participant in securities positions with the Company.

Dividends
---------

The Company has never paid cash dividends on its common stock, and intends to utilize current resources to expand its operations. Therefore, it is not anticipated that cash dividends will be paid on the Company's common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

The following table summarizes certain information as of June 30, 2004, with respect to compensation plans (including individual compensation arrangements) under which common stock of the Company is authorized for issuance:

                                               Number of Securities to be       Weighted Average
                                                 Issued Upon Exercise of        Exercise Price of        Number of Securities
                                                  Outstanding Options,         Outstanding Options        Remaining Available
           Plan Category                           Warrants and Rights         Warrants and Rights        for Future Issuance
           -------------                           -------------------         -------------------        -------------------
Equity compensation plans approved
  by security holders                                      680,461                  $       2.78                  1,319,539
Equity compensation plans not
  approved by security holders                             166,666                  $       2.50                         -
                                                     -------------                  ------------              ------------

Total                                                      847,127                  $       2.72                  1,319,539
                                                     =============                  ============              =============

The material features of the Company's stock option plan, the data for which is summarized under the equity compensation plans approved by security holders in the table above, and its warrant arrangements are summarized in Note 8 to the consolidated financial statements that appear in Item 7.

Recent Sales of Unregistered Securities
---------------------------------------

During the year ended June 30, 2004, the Company issued 25,000 shares ($76,250), 26,813 shares ($17,428) and 3,000 shares ($630) for services rendered. The transactions were recorded based upon the value of the stock on the dates of the related agreements. The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

Effective May 5, 2004, the Company issued 1,900,000 shares of its common stock to acquire LST of Baltimore Inc. The transaction was valued at $76,000 based upon the value of the Company's common stock on the transaction date. The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

Effective June 24, 2004, the Company issued 2,860,000 shares of its common stock to cancel warrant and registration rights due to investors in the RichMark Capital Corporation and Legend Merchant Group private placements completed during fiscal 2003. The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

Georgia and Integrators and its subsidiaries were sold to Sports in exchange for 75,000 shares of Sports common stock on May 24, 2004.

LBI was acquired on May 5, 2004, for 1,900,000 shares of the Company's common stock. The Company also assumed an obligation to issue an additional 800,000 shares of its common stock as a fee for facilitating the acquisition. LBI currently represents the continuing operations of the Company.

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

On September 5, 2002, LFSI acquired LST, a Delaware corporation, and it's wholly owned subsidiaries, Lifestyle Technologies Franchising Corp., Lifestyle Security, Inc. and Lifestyle Technologies Atlanta, all organized in July 2001. LFSI issued 16,000,000 shares of its common stock to RCG to acquire 100% interest in LST. On February 20, 2003, LFSI reorganized its corporate structure.

LST Integrators, Inc. became a wholly owned subsidiary of LFSI and the company-store operations located in Charlotte, NC and Atlanta, GA were transferred to Integrators. Simultaneously Franchising became a subsidiary of LFSI, while LST and LS-Security became inactive. LFSI had only nominal operations prior to the merger, leasing two condominium units. Accordingly for accounting purposes the transaction has been treated as the issuance of stock by LST for the net monetary assets of LFSI, accompanied by a recapitalization of LST. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical financial statements prior to September 5, 2002, are those of LST.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company has a significant working capital deficit of $5,042,621. The major components of the working capital deficit include:
$1,083,524 due to affiliates, including RCG and its subsidiaries, $939,358 in accounts payable and accrued expenses, current portion of long-term debt and notes payable in the amount of $2,052,522 and net current liabilities of discontinued operations of $1,147,158. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives and potential sales of its common stock in private placement transactions. Additionally, the Company is negotiating with its debt holders to extend or convert some or all of the debt currently due. If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the scheduled debt repayments, or (iii) unable to raise additional funds through private placement sales of its common stock, then the Company will need to secure alternative debt or equity financing to provide it with additional working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted.

On August 21, 2003, the Company converted a note in the amount of $300,000 plus accrued interest in the amount of $42,500 into 200,000 shares of RCG common stock. The obligation to the third party became due to RCG and was included as a part of the sale of Integrators in May 2004.

In August 2003 the guarantor, a related party, paid a note owed by the Company in the amount of $100,000. The obligation to the guarantor is included in notes payable to related parties.

The Company's working capital deficit decreased from a deficit of $6,281,197 at June 30, 2003, to a deficit of $5,042,621 at June 30, 2004. The decrease in working capital deficit of $1,238,576 consists of an increase in current assets of $106,110 and a decrease in current liabilities of $1,132,466. The decline in net current liabilities of discontinued operations in the amount of $1,294,787 represents the major reason for the reduced working capital deficit. This decline is primarily due to the sale of FutureSmart in October 2003 and the sale of Georgia and Integrators and its subsidiaries in May 2004.

The Company's ability to continue as a going concern will rely on its ability to continue to raise additional capital, since its ability to continue using vendor debt to assist in financing the operations is limited by its ability to service existing debt.

SALES AND COST OF SALES

Sales and cost of sales in fiscal 2004 represent the two months of operations for LBI which was acquired May 5, 2004. All other operating activities of the Company have been discontinued.

LBI realized a gross profit of 44.6% of sales, which is substantially higher than that experienced by the Company's operations in prior years. This is primarily due to the down-sized operational size which LBI maintains and LBI's ability to maintain tight control of costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses from continuing operations for the years ended June 30, 2004 and 2003 are as follows:

                                                                              2004                  2003
                                                                              ----                  ----
         Compensation expense                                        $          98,876     $          76,500
         Legal and professional expense                                        246,392               169,102
         Rent                                                                    8,089                    -
         Insurance                                                              43,139                24,026
         Office and other expenses                                              68,184                40,780
         Travel and entertainment                                               22,850                42,551
                                                                     -----------------     -----------------
              Total selling, general and administrative expenses     $         487,530     $         352,959
                                                                     =================     =================

Selling, general and administrative expenses are $134,571 higher in 2004 than in 2003. The increase includes $49,215 from LBI, which was not owned in fiscal 2003, and an increase of $85,356 from corporate administration. The majority of the reason for the fiscal 2004 increase was the settlement valued at $100,100 for shares issued to certain shareholders for their registration rights and to cancel their rights to warrants.

COMPENSATION RELATED TO ISSUANCE OF STOCK OPTIONS AND WARRANTS

On March 7, 2003, pursuant to her employment agreement, Jacqueline E. Soechtig, Chief Executive Officer from March 7, 2003 to October 9, 2003, was granted a non-qualified stock option to purchase 500,000 shares of the Company's common stock at an exercise price equal to $2.50, with options for 166,666 shares to vest and become exercisable on the effective date of the agreement and options for 166,667 shares to vest and become exercisable on each of the first and second anniversaries of the effective date, subject to her continued employment. Included in operations is $568,749 in compensation for the period from March 7, 2003, through June 30, 2003, relating to this below market option. This amount includes $433,335 in compensation expense for the portion of the option that vested immediately and a monthly accrual of $36,111 which would have continued to accrue until the remaining options vested. Ms. Soechtig resigned effective October 9, 2003. Accordingly, the compensation accrued in fiscal 2003 of $135,414 for unvested options was reversed in fiscal 2004.

MANAGEMENT FEE TO RCG

RCG provided various services to the Company, including accounting and finance assistance, capital and debt raising, human resources and other general and administrative services until November 2003. For the years ended June 30, 2004 and 2003, RCG charged the Company $25,000 and $120,000, respectively. The $120,000 in fiscal 2003 is included in discontinued operations.

INTEREST EXPENSE

Interest expense increased from $94,591 in fiscal 2003 to $222,080 in fiscal 2004. The majority of the increase is due to the transfer of debt from discontinued operations to the parent company and to the increase in related party notes during fiscal 2004.

DISCONTINUED OPERATIONS

Discontinued operations includes the results of operations for Integrators and its subsidiaries, FutureSmart, Georgia, Franchising and Colorado during the periods they were owned by the Company.

NEW ACCOUNTING STANDARDS

In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," ("SAB 104") which supersedes SAB 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force ("EITF") 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.

Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. Additionally, SAB 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB 101 that had been codified in SEC Topic 13. The revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 and EITF 00-21 did not have a material effect on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, allowance for bad debts, inventory obsolescence, goodwill valuation, legal liability, product warranty, depreciation, employee benefits, taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Management believes the following critical accounting policies affect its significant judgments and estimates used in the preparation of its consolidated financial statements.

Allowance for Bad Debts - Management reviews its accounts receivable balances and aging and determines based upon collection history, current financial condition of its customers and other related factors, an estimate of collectability for all major customers. The determination of the amount of the allowance for bad debts is based upon an estimate of a number of factors, which, if incorrect, could yield a markedly different result. If the estimate is too low, bad debt expense in the future could be much higher than originally expected, or if the estimate is too high, bad debt expense in the future could be lower than originally expected.

Inventories - Inventories are stated at average cost. The Company also writes down its inventory for discontinued, slow-moving and damaged inventory.

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

Goodwill - Goodwill, which represents the cost in excess of fair value of net assets acquired, is subject to an impairment test on an annual basis, or when there is reason to believe that the value has been diminished or impaired. The fair value of the Company's identified reporting units was estimated using the expected present value of corresponding future cash flows and market values of comparable businesses where available. The Company completed the valuations of its reporting units that include goodwill in fiscal 2004 and concluded that an impairment charge was not required for its remaining home technology integration operations.

Revenue Recognition - LBI's home technology services work is completed in three phases - pre-wiring, trim-out and hardware installation. LBI invoices its customers and records revenue as work is completed on each project. For alarm monitoring service contracts sold by LBI, revenue is recognized only when the contracts are sold to third party companies or as billed if LBI holds and services the contract.

Income taxes - Income taxes are estimated for each jurisdiction in which the Company operates. This involves assessing the current tax exposure together with temporary differences resulting from differing treatment of items for tax and accounting purposes. Any resulting deferred tax assets are evaluated for recoverability based on estimated future taxable income. To the extent that recovery is deemed not likely, a valuation allowance is recorded. The Company believes that as of June 30, 2004, the realization of the deferred tax assets might be limited. Accordingly, the Company recorded a valuation allowance for the full amount of the deferred tax asset.

ITEM 7   FINANCIAL STATEMENTS

                  LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES

                           Financial Statements Index

                                                                           Page

Independent Auditors' Report                                                20

Consolidated Balance Sheet as of June 30, 2004                              21

Consolidated Statements of Operations for the Years Ended
June 30, 2004 and 2003                                                      22

Consolidated Statements of Stockholders' Equity (Deficit) for the
Years Ended June 30, 2004 and 2003                                          23

Consolidated Statements of Cash Flows for the Years Ended
June 30, 2004 and 2003                                                     24-25

Notes to the Consolidated Financial Statements                             26-45

                              GUEST & COMPANY, P.C.
                         7170 S. BRADEN AVE., SUITE 100
                           TULSA, OKLAHOMA 74136-6333


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Lifestyle Innovations, Inc. and Subsidiaries
Colleyville, Texas

We have audited the accompanying consolidated balance sheet of Lifestyle Innovations, Inc. and Subsidiaries (the Company), as of June 30, 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifestyle Innovations, Inc. and Subsidiaries as of June 30, 2004, and the consolidated results of their operations and their consolidated cash flows for the years ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(e) to the consolidated financial statements, the Company has a significant working capital deficit as of June 30, 2004, and does not have sufficient cash flows to meet its obligations currently due. In addition, the Company suffered a significant loss in fiscal year 2004, as well as the prior two years, and has a significant deficit in its equity section of the consolidated balance sheet. At June 30, 2004, the Company has only one operating subsidiary with continuing operations, and all other subsidiaries of the Company have been discontinued or were sold in fiscal year 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(e). The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ GUEST & COMPANY, P.C.
Tulsa, Oklahoma
October 5, 2004


Lifestyle Innovations, Inc. and Subsidiaries
Consolidated Balance Sheet
June 30, 2004



                                         ASSETS
Cash and cash equivalents                                                      $     33,947
Accounts receivable, net                                                             63,540
Inventories                                                                          26,954
Prepaid expenses and other assets                                                    55,500
                                                                               -------------
     Total current assets                                                           179,941
Property and equipment, net                                                          54,108
Goodwill, net                                                                       253,049
Deferred costs and other assets                                                      55,403
                                                                               -------------
     Total assets                                                              $    542,501
                                                                               =============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current portion of long-term debt and notes payable                            $    928,255
Notes payable to related parties                                                  1,124,267
Accounts payable                                                                    187,641
Accrued expenses                                                                    751,717
Amounts due to affiliates                                                         1,083,524
Net current liabilities of discontinued operations                                1,147,158
                                                                               -------------
     Total current liabilities                                                    5,222,562
Long-term debt less current portion                                                 175,683
                                                                               -------------
     Total liabilities                                                            5,398,245
                                                                               -------------
Stockholders' deficit:
  Series A Convertible Preferred stock; $0.10 par value; 1,000,000 shares authorized; 781,752 issued and outstanding; liquidation preference
    $2,149,818; voting; convertible into 1,719,854 common shares                     78,175
  Common stock; $0.001 par value; 250,000,000 shares authorized;
    26,053,625 shares issued; 23,854,093 outstanding                                 26,054
  Additional paid-in capital                                                     13,827,582
  Common stock warrants                                                             206,295
  Stock subscription receivable                                                      (4,000)
  Accumulated deficit                                                           (18,912,866)
                                                                               -------------
                                                                                 (4,778,760)
  Treasury stock; 2,199,532 shares                                                  (76,984)
                                                                               -------------
     Total stockholders' deficit                                                 (4,855,744)
                                                                               -------------
     Total liabilities and stockholders' deficit                               $    542,501
                                                                               =============

See accompanying notes to consolidated financial statements.



Lifestyle Innovations, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended June 30, 2004 and 2003


                                                                         2004               2003
                                                                         ----               ----
Revenues from product sales                                         $    138,059       $         --
Cost of sales                                                             76,532                 --
                                                                    -------------      -------------
Gross profit                                                              61,527                 --

Selling, general and administrative expense                              487,530            352,959
Compensation related to issuance of stock options and warrants          (135,414)           568,749
Depreciation and amortization                                              2,187              1,406
Management fee to RCG                                                     25,000                 --
                                                                    -------------      -------------
     Total operating expenses                                            379,303            923,114
                                                                    -------------      -------------
     Loss from operations                                               (317,776)          (923,114)
Other income (expense):
  Interest and other income                                               10,416             11,965
  Interest expense                                                      (135,431)           (67,174)
  Interest expense - related party                                       (86,649)           (27,417)
                                                                    -------------      -------------
                                                                        (211,664)           (82,626)
                                                                    -------------      -------------
     Loss from continuing operations before income taxes                (529,440)        (1,005,740)
Income tax expense                                                            --                 --
                                                                    -------------      -------------
     Loss from continuing operations                                    (529,440)        (1,005,740)
Discontinued operations:
     Loss from discontinued operations                                (6,465,057)        (5,088,199)
     Income tax expense                                                       --                 --
                                                                    -------------      -------------
     Loss on discontinued operations                                  (6,465,057)        (5,088,199)
                                                                    -------------      -------------
     Net loss                                                       $ (6,994,497)      $ (6,093,939)
                                                                    =============      =============
Basic and diluted net loss per share:
  Continuing operations                                             $      (0.02)      $      (0.05)
  Discontinued operations                                                  (0.31)             (0.26)
                                                                    -------------      -------------
                                                                    $      (0.33)      $      (0.31)
                                                                    =============      =============
Weighted average shares outstanding                                   20,870,259         19,557,424
                                                                    =============      =============

See accompanying notes to consolidated financial statements.


Lifestyle Innovations, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended June 30, 2004 and 2003


                                                                                                      Additional       Unissued
                                                   Preferred Stock               Common Stock           Paid-in         Common
                                                Shares         Amount         Shares       Amount       Capital          Stock
                                            -------------  -------------  ------------- ------------- -------------  -------------
Balance at June 30, 2002                              --   $         --     16,000,000  $     16,000  $ 11,602,587   $         --
 Acquire LifeStyle Innovations, Inc.                  --             --      4,074,530         4,075       103,572             --
 Note payable and accrued interest
  converted to common stock                           --             --        100,000           100       217,400             --
 Common stock sold for cash                           --             --        178,400           178       392,742        693,765
 Acquire FutureSmart Systems, Inc.             1,000,000        100,000             --            --            --             --
 Prepay interest on convertible debentures            --             --        106,395           106       265,882             --
 Consulting agreements                                --             --         10,000            10        57,490         37,500
 Net loss for year ended June 30, 2003                --             --             --            --            --             --
                                            -------------  -------------  ------------- ------------- -------------  -------------
Balance at June 30, 2003                       1,000,000        100,000     20,469,325        20,469    12,639,673        731,265
 Issue shares                                         --             --        325,000           325       730,940       (731,265)
 Shares issued for services                           --             --         54,813            55        94,254             --
 Conversion of preferred stock                  (223,476)       (22,348)       444,487           445        21,903             --
 Asset transfer to discontinued operations            --             --             --            --            --             --
 Issue preferred shares                            5,228            523             --            --            --             --
 Treasury stock received from RCG                     --             --             --            --       140,000             --
 Acquire LST of Baltimore, Inc.                       --             --      1,900,000         1,900        74,100             --
 Discount on convertible debentures                   --             --             --            --        64,687             --
 Convert debentures                                   --             --             --            --       (35,215)            --
 Stockholder settlements                              --             --      2,860,000         2,860        97,240             --
 Net loss for year ended June 30, 2004                --             --             --            --            --             --
                                            ------------   ------------   ------------  ------------  ------------   ------------
Balance at June 30, 2004                         781,752   $     78,175     26,053,625  $     26,054  $ 13,827,582   $         --
                                            ============   ============   ============  ============  ============   ============


                                               Common                        Stock
                                                Stock       Deferred     Subscription   Accumulated     Treasury
                                              Warrants      Expenses      Receivable       Deficit        Stock          Total
                                            ------------- -------------  -------------  -------------  -------------  -------------

Balance at June 30, 2002                    $         --  $         --   $         --   $ (5,824,430)  $         --   $  5,794,157
 Acquire LifeStyle Innovations, Inc.                  --            --         (4,000)            --             --        103,647
 Note payable and accrued interest
  converted to common stock                           --            --             --             --             --        217,500
 Common stock sold for cash                           --            --             --             --             --      1,086,685
 Acquire FutureSmart Systems, Inc.               206,295            --             --             --             --        306,295
 Prepay interest on convertible debentures            --      (265,988)            --             --             --             --
 Consulting agreements                                --       (37,500)            --             --             --         57,500
 Net loss for year ended June 30, 2003                --            --             --     (6,093,939)            --     (6,093,939)
                                            ------------- -------------  -------------  -------------  -------------  -------------
Balance at June 30, 2003                         206,295      (303,488)        (4,000)   (11,918,369)            --      1,471,845
 Issue shares                                         --            --             --             --             --             --
 Shares issued for services                           --        37,500             --             --             --        131,809
 Asset transfer to discontinued operations            --       265,988             --             --             --        265,988
 Conversion of preferred stock                        --            --             --             --             --             --
 Issue preferred shares                               --            --             --             --             --            523
 Treasury stock received from RCG                     --            --             --             --       (140,000)            --
 Acquire LST of Baltimore, Inc.                       --            --             --             --             --         76,000
 Discount on convertible debentures                   --            --             --             --             --         64,687
 Convert debentures                                   --            --             --             --         63,016         27,801
 Stockholder settlements                              --            --             --             --             --        100,100
 Net loss for year ended June 30, 2004                --            --             --     (6,994,497)            --     (6,994,497)
                                            ------------- -------------  -------------  -------------  -------------  -------------
Balance at June 30, 2004                    $    206,295  $         --   $     (4,000)  $(18,912,866)  $    (76,984)  $ (4,855,744)
                                            ============= =============  =============  =============  =============  =============

See accompanying notes to consolidated financial statements.



Lifestyle Innovations, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2004 and 2003

                                                                           2004              2003
                                                                           ----              ----
Cash flows from operating activities:
  Net loss                                                             $(6,994,497)      $(6,093,939)
    Loss from discontinued operations                                   (6,465,057)       (5,088,199)
                                                                       ------------      ------------
      Loss from continuing operations                                     (529,440)       (1,005,740)
  Adjustments to reconcile net loss to net cash used in
    operations:
      Depreciation and amortization                                          2,187             1,406
      Other                                                                    523                --
      Stock option compensation                                           (135,414)          568,749
      Stock based compensation                                             131,809                --
      Stock based settlements                                              100,100                --
     Amortize debenture discount                                             8,025                --
      Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
        Accounts and notes receivable                                       30,626                --
        Inventories                                                         (2,890)               --
        Prepaid expenses                                                    14,147           (14,147)
        Deferred costs and other assets                                      8,080                --
        Accounts payable and accrued expenses                              (32,520)          988,190
                                                                       ------------      ------------
          Net cash provided by (used in) continuing operations            (404,767)          538,458
          Net cash used in discontinued operations                        (138,787)       (2,282,305)
                                                                       ------------      ------------
            Net cash used in operations                                   (543,554)       (1,743,847)
                                                                       ------------      ------------
Cash flows from investing activities:
     Purchase of property and equipment                                       (523)               --
                                                                       ------------      ------------
          Net cash used in continuing operations                              (523)               --
          Net cash used in discontinued operations                              --          (681,339)
                                                                       ------------      ------------
            Net cash used in investing activities                             (523)         (681,339)
                                                                       ------------      ------------
Cash flows from financing activities:
     Loan proceeds                                                         191,600           225,000
     Loan proceeds from related parties                                    221,827           500,000
     Repayment of notes payable and long-term debt                         (80,722)          (86,000)
     Cash received in excess of cash paid in acquisition                       408                --
     Loan made                                                             (55,500)               --
     Due to affiliates                                                     (67,668)          441,477
     Sale of common stock                                                       --         1,086,685
                                                                       ------------      ------------
          Net cash provided by continuing operations                       209,945         2,167,162
          Net cash provided by discontinued operations                     365,000           261,103
                                                                       ------------      ------------
            Net cash provided by financing activities                      574,945         2,428,265
                                                                       ------------      ------------
Net increase in cash and cash equivalents                                   30,868             3,079
Cash and cash equivalents at beginning of year                               3,079                --
                                                                       ------------      ------------
Cash and cash equivalents at end of year                               $    33,947       $     3,079
                                                                       ============      ============

                                                                                            Continued

See accompanying notes to consolidated financial statements.


Lifestyle Innovations, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, Continued
For the Years Ended June 30, 2004 and 2003

                                                                               2004         2003
                                                                               ----         ----
Supplemental Cash Flow Information - Continuing Operations
  Cash paid for interest                                                    $ 25,096      $ 27,236
  Cash paid for income taxes                                                      --            --

Non-cash investing and financing activities are as follows:
  Common stock issued for note payable and accrued interest                 $     --      $217,500
  Conversion of note payable for accounts receivable                              --        90,000
  Financial consulting agreement paid in common stock                             --        57,500
  Consulting agreement for public relations to be paid in common stock            --        37,500
  Conversion of accrued interest for accounts receivable                     197,431            --
  Common stock issued for services                                           131,809            --
  Common stock issued to acquire LST of Baltimore, Inc.                       76,000            --
  Conversion of debentures into common stock                                  27,801            --
  Common stock issued for settlements with stockholders                      100,100            --
  Exchange of subsidiaries for investments                                        --            --

See accompanying notes to consolidated financial statements.


LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


1.       BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

              (a) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Lifestyle Innovations, Inc. ("LFSI") and its wholly owned subsidiaries: LST of Baltimore, Inc. ("LBI"); Lifestyle Technologies Franchising Corp. ("Franchising"); Brittany Enterprises, Inc. ("Brittany"); SYSLYNC - COLORADO, Inc. ("Colorado") and FutureSmart Systems, Inc. ("FutureSmart") (collectively the "Company"). Franchising, Colorado and FutureSmart are included in discontinued operations. All material intercompany accounts and transactions have been eliminated.

              LST Integrators, Inc. ("Integrators") and its wholly owned subsidiaries: LST, Inc., d/b/a Lifestyle Technologies ("LST"); Lifestyle Technologies Atlanta, Inc. ("LSTA"); Lifestyle Technologies Charlotte, Inc. ("LS-Charlotte); and Lifestyle Security, Inc. ("LS-Security") were all sold to Sports Management & Recreation, Inc. ("Sports"), a Nevada corporation, on May 24, 2004, in exchange for 25,000 shares of Sports' common stock. Integrators and its subsidiaries are included in discontinued operations during the period owned by LFSI.

              SYSLYNC-GEORGIA, Inc. ("Georgia") was also sold to Sports in exchange for 50,000 shares of Sports' common stock on May 24, 2004, and is included in discontinued operations.

              (b) ORGANIZATION - LFSI was organized in September 1950, under the laws of the State of Idaho.

              On May 5, 2004, the Company, LFSI Acquisition, Inc. (a wholly-owned subsidiary), and LST of Baltimore, Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement"). The merger contemplated by the Merger Agreement (the "Merger") was also completed on May 5, 2004. As a result of the Merger, LBI became a wholly-owned subsidiary of the Company and all outstanding shares of LBI's capital stock were exchanged for 1,900,000 shares of the Company's common stock. The Company also assumed an obligation to issue an additional 800,000 shares of its common stock as a fee for facilitating the acquisition. LBI was a private company which provided builders, homeowners and commercial customers with complete installation and equipment for structured wiring, security, personal computer networking, audio, video, home theater, central vacuum and accent lighting. LBI was a franchisee of Franchising until Franchising discontinued operations effective April 1, 2004.

              LST Integrators, Inc. and its wholly owned subsidiaries were all sold to Sports on May 24, 2004, in exchange for 25,000 shares of Sports' common stock. Integrators and its subsidiaries are included in discontinued operations during the period owned by LFSI.

              SYSLYNC-GEORGIA, Inc. ("Georgia") was incorporated by the Company on December 1, 2003, and commenced operations on February 6, 2004. Georgia was formed to provide builders, homeowners and commercial customers with complete installation and equipment for audio, video, home theater, security, computer networking, central vacuum and accent lighting in the Georgia market. Georgia was also sold to Sports on May 24, 2004, in exchange for 50,000 shares of Sports' common stock and is included in discontinued operations.

              LFSI completed its acquisition of FutureSmart effective March 7, 2003. On May 28, 2003, the Board of Directors approved a plan to dispose of FutureSmart. Accordingly, its operations since March 7, 2003, have been included in discontinued operations.

              On September 5, 2002, LFSI acquired LST, a Delaware corporation, and its wholly owned subsidiaries, Franchising, LS-Security and LSTA, all organized in July 2001. LFSI issued 16,000,000 shares of its common stock to RCG Companies Incorporated, formerly eResource Capital Group, Inc. ("RCG"), to acquire 100% interest in LST. On February 20, 2003, LFSI reorganized its corporate structure. Integrators became a wholly owned subsidiary of LFSI and the company-store operations located in Charlotte, NC and Atlanta, GA were transferred to Integrators. Simultaneously, Franchising became a subsidiary of LFSI, while LST and LS-Security became inactive. LFSI had only nominal operations prior to the merger, leasing two condominium units. Accordingly, for accounting purposes the transaction has been treated as the issuance of stock by LST for the net monetary assets of LFSI, accompanied by a recapitalization of LST. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical financial statements prior to September 5, 2002, are those of LST. At June 30, 2004, RCG owns 48.5% of the outstanding common stock of LFSI.

              On April 24, 2001, LFSI acquired Brittany, a Nevada corporation organized on October 29, 1998. For accounting purposes, the acquisition has been treated as the acquisition of Brittany by LFSI with Brittany as the purchaser (reverse acquisition). Brittany did not have operations until March 30, 2001.

              Princeton Mining Company, an Idaho corporation, merged into its wholly owned subsidiary, Princeton Mining Company, a Nevada corporation on May 6, 2002. Princeton Mining Company, a Nevada corporation, was the survivor. Effective July 15, 2002, Princeton Mining Company changed its name to Lifestyle Innovations, Inc.


              (c) NATURE OF BUSINESS - LBI is a full service home technology integration company providing builders, homeowners, and commercial customers with complete installation and equipment for structured wiring, security, personal computer networking, audio, video, home theater, central vacuum and accent lighting.

              Brittany is the owner of two condominium units that are located in Dallas, Texas which are currently under lease.

              (d) FISCAL YEARS - As used herein, fiscal 2004 refers to the periods included in the fiscal year ended June 30, 2004, and fiscal 2003 refers to the periods included in the fiscal year ended June 30, 2003.

              (e) GOING CONCERN - At June 30, 2004, the Company has a significant working capital deficit of $5,042,621. The major components of the working capital deficit include: $1,083,524 due to affiliates, $939,358 in accounts payable and accrued expenses, current portion of long-term debt and notes payable in the amount of $928,255, notes payable due related parties of $1,124,267 and net current liabilities of discontinued operations in the amount of $1,147,158. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently negotiating a line of credit of up to $150,000 in addition to exploring additional sources of liquidity, through debt and equity financing alternatives and potential sales of its common stock in private placement transactions. Additionally, the Company plans on negotiating with its debt holders to continue to extend or convert some or all of the debt. If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the debt repayments currently past due, or (iii) unable to raise additional funds through private placement sales of its common stock, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         o Cash and cash equivalents: The carrying amount reported in the consolidated balance sheet for cash approximates its fair value.

         o Accounts receivable and accounts payable: Due to their short term nature, the carrying amounts reported in the consolidated balance sheet for accounts receivable and accounts payable approximate their fair value. The Company provides for any losses through its allowance for doubtful accounts.

         o Notes payable: The carrying amount of the Company's notes payable approximate their fair value.

CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable, investments, and notes payable. The Company places its cash with major financial institutions. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Although due dates of receivables vary based on contract terms, credit losses have been within management's estimates in determining the level of allowance for doubtful accounts. Overall financial strategies are reviewed periodically.

TRADE ACCOUNTS RECEIVABLE

         Accounts receivable from the sale of products or services are recorded at net realizable value and the Company grants credit to customers on an unsecured basis. The Company provides an allowance for doubtful collections that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal trade receivables are due from 15 to 30 days after the issuance of an invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

         The Company computes finance charges on accounts that are 30 days past due. The finance charges are recognized into income when accrued unless collection is doubtful.

INVENTORIES

         Inventories for LBI consists of purchased components, which are recorded at average cost.

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


         The Company accounts for goodwill and intangible assets in accordance with SFAS 142. The Company adopted SFAS 142 effective July 1, 2001. In completing the adoption of SFAS 142, the Company allocated its previously existing goodwill as of July 1, 2001 to its reporting units, as defined in SFAS 142, and performed an initial test for impairment as of that date.

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

         On March 7, 2003, pursuant to her employment agreement, Jacqueline E. Soechtig, Chief Executive Officer from March 7, 2003 to October 9, 2003, was granted (1) an incentive stock option to purchase 500,000 shares of common stock at an exercise price equal to the trading price of such stock on the last trading day prior to Board approval ($5.10), with options for 166,666 shares to vest and become exercisable on the effective date of the agreement and options for 166,667 shares to vest and become exercisable on each of the first and second anniversaries of the effective date, subject to her continued employment and (2) a non-qualified stock option to purchase 500,000 shares at an exercise price equal to $2.50, with options for 166,666 shares to vest and become exercisable on the effective date of this agreement and options for 166,667 shares to vest and become exercisable on each of the first and second anniversaries of the effective date, subject to her continued employment. Both options will expire ten years from the effective date. Ms. Soechtig resigned effective October 9, 2003. Accordingly, her unvested options were forfeited.

         On September 5, 2002, Paul Johnson, Chief Executive Officer of the Company until March 7, 2003 and since January 1, 2004, was granted an option to acquire 400,000 shares of common stock at an exercise price of $2.20, the trading price on that day. The option vested on September 5, 2002, and will expire three years from the effective date.

         On February 13, 2004, the manager of Georgia was granted an option to acquire 113,795 shares of common stock at an exercise price of $1.45, the trading price on that day. The option vested on February 13, 2004 and will expire three years from the effective date.

         SFAS 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123" require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, which were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations for awards from stock option plans during fiscal 2004 were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected term, three years from the date of grants; stock price volatility, 126%; risk free interest rate, 4.67%; and no dividends during the expected term as the Company does not have a history of paying cash dividends. The Company's fair value calculations for awards from stock option plans were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected term, three and ten years from the date of grants in fiscal 2003; stock price volatility, 104% to 122%; risk free interest rate, 4.5% to 4.67%; and no dividends during the expected term as the Company does not have a history of paying cash dividends.

         If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, proforma net loss and proforma net loss per share, basic and diluted, would have been as follows:

                                                                 Years Ended June 30,
                                                                2004              2003
                                                                ----              ----
         Net loss, as reported                               $(6,994,497)      $(6,093,939)

         Add:  Stock-based employee compensation
         included in reported net loss                          (135,414)          568,749

         Deduct: Total stock-based compensation
         expense determined under fair value method
         for all awards                                          433,023        (2,729,304)
                                                             ------------      ------------

         Net loss, proforma                                  $(6,696,888)      $(8,254,494)
                                                             ============      ============

         Net proforma loss per share, basic and diluted      $      (.32)      $      (.42)
                                                             ============      ============

         Options and warrants issued to non-employees are accounted for under SFAS 123, "Accounting for Stock Based Compensation". For the options and warrants issued to non-employees, the fair value of each award is calculated using the Black-Scholes Model in accordance with SFAS 123.

         On May 7, 2002, the Board of Directors adopted and the shareholders approved by majority consent the Princeton Mining Company 2002 Stock Option Plan (the Plan). The Plan provides for the issuance of up to 2 million shares of the Company's $.001 par value common stock in connection with stock options and other awards under the Plan. The Plan authorizes the grant of incentive stock options and non-statutory stock options. At June 30, 2004, there were options granted under the Plan for 680,461 shares (all shares are vested) and 1,319,539 shares available for grant. In addition, there are non-qualified options to purchase 166,666 shares (all shares are vested) outstanding at June 30, 2004, which are not granted under the Plan.

REVENUE RECOGNITION

         LBI's home technology services work is completed in three phases - pre-wiring, trim-out and hardware installation. LBI invoices its customers and records revenue as work is completed on each project. For alarm monitoring service contracts sold by LBI, revenue is recognized only when the contracts are sold to third party finance companies or as billed if LBI holds and services the contract.

NET LOSS PER COMMON SHARE

         The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All potential dilutive securities are antidilutive as a result of the Company's net loss for the years ended June 30, 2004 and 2003. Accordingly, basic and diluted EPS are the same for each year.

INCOME TAXES

         Income taxes are accounted for in accordance with SFAS 109, "Accounting for Income Taxes," which prescribes the use of the asset/liability method. Deferred taxes represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. They arise from differences between the financial reporting and tax basis of assets and liabilities and are adjusted for changes in tax laws and tax rates when those changes are enacted. The provision for income taxes represents the total of income taxes paid or payable for the current year, plus the change in deferred taxes during the year. Management of the Company elected to provide a reserve against the potential future income tax benefits from its current net operating loss, due to the uncertainty of its realization.

USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," ("SAB 104") which supersedes SAB 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force ("EITF") 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.

         Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. Additionally, SAB 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB 101 that had been codified in SEC Topic 13. The revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 and EITF 00-21 did not have a material effect on our consolidated financial condition or results of consolidated operations.


3.       ACQUISITIONS AND DISPOSITIONS

LST INTEGRATORS, INC. AND SYSLYNC-GEORGIA, INC.
-----------------------------------------------
Integrators and its wholly owned subsidiaries: LST, LSTA, LS-Charlotte and LS-Security were all sold to Sports on May 24, 2004, in exchange for 25,000 shares of Sports' common stock. Integrators and its subsidiaries are included in discontinued operations during the period owned by LFSI.

Georgia was incorporated by the Company on December 1, 2003, and commenced operations on February 6, 2004. Georgia was also sold to Sports in exchange for 50,000 shares of Sports' common stock on May 24, 2004, and is included in discontinued operations.

Sports' common stock is not currently trading, and the companies that were sold had liabilities which exceeded their assets. Based on this information, the Company's management believes the value of the Sports common stock owned had no value on the date of the exchange and at June 30, 2004. Accordingly, the Company has recorded a zero value for the stock received in the above transactions.

LST OF BALTIMORE, INC.
----------------------
On May 5, 2004, the Company, LFSI Acquisition, Inc. (a wholly-owned subsidiary), and LST of Baltimore, Inc. entered into a Merger Agreement. The merger contemplated by the Merger Agreement was also completed on May 5, 2004. As a result of the Merger, LBI became a wholly-owned subsidiary of the Company and all outstanding shares of LBI's capital stock were exchanged for 1,900,000 shares of the Company's common stock. The Company also assumed an obligation to issue an additional 800,000 shares of its common stock as a fee for facilitating the acquisition. LBI was a private company which provided builders, homeowners and commercial customers with complete installation and equipment for structured wiring, security, personal computer networking, audio, video, home theater, central vacuum and accent lighting. LBI was a franchisee of Franchising until Franchising discontinued operations effective April 1, 2004.

The purchase price consisted of 1,900,000 shares of the Company's common stock which was valued at $76,000, based upon the trading price of the stock on the date of the transaction. The consideration was allocated as follows:

         Current assets                                   $       61,625
         Property and equipment                                   13,174
         Goodwill                                                253,049
         Other assets                                              5,083
                                                          --------------
              Total assets acquired                              332,931
                                                          --------------
         Current liabilities                                     246,500
         Non-current liabilities                                  10,839
                                                          --------------
              Total liabilities assumed                          257,339
         Common stock issued                                      76,000
                                                          --------------
              Cash acquired, net                          $          408
                                                          ==============


FUTURESMART SYSTEMS, INC.
-------------------------
On March 7, 2003, LFSI completed its acquisition of FutureSmart Systems, Inc., a manufacturer and distributor of structured wiring and home networking distribution panels. On May 28, 2003, the Board of Directors approved a plan to dispose of FutureSmart. Accordingly, its operations since March 7, 2003, have been included in discontinued operations.

The purchase price of $876,910 consisted of the issuance of 1,000,000 shares of LFSI's $.10 par value convertible preferred stock, a bridge loan by LFSI to FutureSmart of $224,830 and $552,080 in direct transaction costs.

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

DISCONTINUED OPERATIONS
Discontinued operations include the results of operations for Georgia, Franchising, FutureSmart, Colorado and Integrators and its wholly owned subsidiaries during the periods owned by the Company and may be summarized as follows:

                                                    Fiscal 2004     Fiscal 2003
                                                    -----------     ------------

         Revenues                                   $ 2,288,248     $ 4,611,235
                                                    ============    ============

         Net loss from operations                   $(8,666,582)    $(5,088,199)
         Gain on sale of discontinued operations      2,201,525              --
                                                    ------------    ------------
           Net loss                                 $(6,465,057)    $(5,088,199)
                                                    ============    ============

         Net loss per share                         $      (.31)    $      (.26)
                                                    ============    ============

The net loss from discontinued operations includes goodwill impairment in the amount of $6,899,054 and $2,577,047 in fiscal 2004 and fiscal 2003, respectively.

Net non-current assets of discontinued operations includes fixed assets which are fully depreciated.

Net current liabilities of discontinued operations includes: accounts receivable (fully reserved); $130,681 in accounts payable; $232,023 due to RCG and subsidiaries; $295,000 in notes payable; and $489,454 in accrued expenses as of June 30, 2004.

4.       PROPERTY AND EQUIPMENT

A summary of property and equipment as of June 30, 2004, is as follows:

Real estate                                                    $      46,394
Showroom equipment                                                     3,763
Transportation equipment                                               7,496
Computers and office equipment                                           523
Furniture and fixtures                                                 1,915
                                                               --------------
                                                                      60,091
Less:  Accumulated depreciation                                       (5,983)
                                                               --------------
Property and equipment, net                                    $      54,108
                                                               ==============


5.       LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable at June 30, 2004, consists of the following:

Unsecured note payable - due January 1, 2004; with interest at 12%                      $    145,000
Note payable - due August 31, 2004; with interest at 12%;
   collateralized by real estate                                                              34,919
Convertible debentures - due May 4, 2009; with interest at 1% (1)                            165,566
Note payable - due upon demand; with interest at 4.5%;
   Uncollateralized (2)                                                                       50,000
Note payable to bank - due July 31, 2004; with interest at 8.5%;
   collateralized by a blanket lien on all business assets of LBI;
   guaranteed by the president of LBI                                                         44,000
Note payable - due in monthly installments of $361; with final payment duen October 17, 2007; collateralized by a vehicle;
   non-interest bearing                                                                       14,453
Note payable - due in August 2003 with interest at 12% and
   collateralized by certain home technology accounts receivable and
   inventory (3)                                                                             650,000
                                                                                        ------------
     Total notes payable and long-term debt                                                1,103,938
     Less current portion of long-term debt                                                  928,255
                                                                                        ------------
       Long-term debt less current portion                                              $    175,683
                                                                                        ============

(1) Immediately prior to the Merger, LBI entered into a Convertible Debenture Purchase Agreement (the "Purchase Agreement"), dated as of May 5, 2004, with HEM Mutual Assurance LLC (HEM), pursuant to which it sold and issued convertible debentures to HEM in an aggregate principal amount of up to $1,000,000 in a private placement pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. Two debentures in the aggregate principal amount of $999,200 were issued for gross proceeds of $249,200 in cash ( "First Debenture A") and an additional debenture in the aggregate principal amount of $750,000 (the "Contingent Debenture" or "First Debenture B") was issued in exchange for a promissory note from HEM in the principal amount of $750,000 (the "Note"). The Contingent Debenture does not become an obligation until the Note is funded. In addition, as a fee for facilitating the LBI acquisition, a debenture of $800 ("Second Debenture") was issued for gross proceeds of $800 in cash and the right to exchange the debenture for 800,000 shares of the Company's common stock. The Second Debenture was issued as a finder's fee for the LBI acquisition. Each of the debentures has a maturity date of May 4, 2009, subject to earlier conversion or redemption pursuant to its terms, and bears interest at the rate of 1% per year, payable in cash or shares of common stock at the option of the holder of the debentures. As a result of the Merger, the Company has assumed the rights and obligations of LBI in the private placement, including the gross proceeds raised through the sale of the debentures, the Note issued by HEM to LBI, and LBI's obligations under the debentures and the Purchase Agreement.

As a result of the Merger at May 5, 2004, $249,200 and $800 in principal amount of the initial debentures are convertible into unrestricted shares of the Company's common stock at a conversion price that is the lower of $0.42 or the average of the three lowest closing per share bid prices for the common stock during the 40 trading days prior to conversion and $0.001 per share, respectively. The $750,000 Contingent Debenture will become convertible and subject to repayment if and when the related Note from HEM is paid in full to the Company in cash. The Contingent Debenture would be convertible into unrestricted shares of the Company's common stock at a conversion price that is based upon the trading prices of the Company's common stock at the time the Note is funded.

Since the $250,000 in convertible debentures bear interest at 1%, the Company discounted this amount by 6% to arrive at an effective cost of 7%. The discount of $64,687 was recorded as additional paid-in capital. The additional 6% interest will accrue monthly and be added to the convertible debenture balance. The discount associated with any principal conversion is immediately recorded as interest expense.

The First Debenture A conversion price of $0.42 per share was higher than the per share price of the Company's common stock on the issuance date of May 5, 2004. The Second Debenture conversion price of $0.001 per share was lower than the per share price of the Company's common stock on the issuance date of May 4, 2004. In accordance with the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company should record a beneficial conversion feature related to the debentures. However, since the debenture was converted prior to June 30, 2004, no beneficial conversion was recorded as it would have been fully amortized at June 30, 2004. In connection with the convertible debt financing, the Company capitalized $58,400 of debt issuance costs, which are included in other assets. These costs are being amortized over the life of the convertible debentures. As of June 30, 2004, $50,320 of the debt financing costs remain and $8,080 has been amortized.

On May 24, 2004, $800 in debenture principal and the related interest was converted into 800,438 shares of the Company's common stock. On June 16, 2004, $26,972 in debenture principal and the related interest was converted into 1,000,030 shares of the Company's common stock. The 1,800,468 shares were issued from the 4,000,000 shares of treasury stock contributed by RCG.

The conversion price and number of shares of common stock issuable upon conversion of the debentures is subject to adjustment for stock splits and combinations and other dilutive events. To satisfy its conversion obligations under the debentures, the Company placed 50,000,000 shares of its common stock into escrow for potential issuance to HEM upon conversion of the debentures. As of June 30, 2004, 48,199,532 shares of common stock remain in escrow. Unless and until the debentures are converted, HEM has no voting or other ownership rights in any of the shares of the Company's common stock held in escrow and the shares in escrow are not treated by the Company as being issued and outstanding.

The debentures may never be converted into an aggregate of more than 50,000,000 shares of the Company's common stock unless the Company elects to increase the number of shares held in escrow in accordance with and subject to any applicable rules or regulations of the exchange, market or system on which the Company's common stock is then listed requiring stockholder approval prior to such additional issuance. In the event that the conversion rate of the debentures would require the Company to issue more than an aggregate of 50,000,000 shares of the Company's common stock upon conversion of the debentures and the Company elects not to increase the number of shares held in escrow (or the Company fails to obtain any required stockholder approval for such proposed increase), the Company will be required to redeem the unconverted amount of the debentures for 125% of the principal amount thereof, plus accrued and unpaid interest.

In addition to the foregoing, the debentures may not be converted if and to the extent that after such conversion the holder would beneficially own more than 5% of the Company's then outstanding common stock, unless the holder waives this limitation by providing the Company 75 days prior notice of the waiver.

The Company has the right to redeem the debentures, in whole or in part, at any time on 30 days advance notice for 125% of the principal amount of the outstanding debentures being redeemed, plus accrued and unpaid interest. In addition, if at any time any of the debentures are outstanding, the Company receives debt or equity financing in an amount equal to or exceeding five million dollars ($5,000,000) in a single transaction or series of related transactions (excluding any portion of such financing consisting of forgiveness of debt or other obligations), the Company is required to redeem the debentures for 125% of the amount of the then outstanding debentures. If trading in the Company's common stock is suspended (other than suspensions of trading on such market or exchange generally or temporary suspensions pending the release of material information) for more than 10 trading days, or if the Company's common stock is delisted from the exchange, market or system on which it is then traded and not relisted on another exchange, market or the Over the Counter Bulletin Board within 10 trading days, HEM may elect to require us to redeem all then outstanding debentures in the manner set forth in the Purchase Agreement.

Until such time as it no longer holds any debentures, neither HEM nor its affiliates may engage in any short sales of the Company's common stock if there is no offsetting long position in the Company's common stock then held by HEM or such affiliates.

(2) This note payable was originally payable to a bank. The individual guarantor of the note paid the note in June 2004 and has obtained a judgment against LBI in the amount of $51,179, plus interest and costs from August 23, 2004.

(3) At the option of the note holder, this note can be converted into RCG's common stock at a ratio of one share of common stock for each $4.55 of outstanding principal and interest. RCG's common stock closed at $2.10 on June 30, 2004.

Future maturities of long-term debt and notes payable are as follows at June 30, 2004:

             Fiscal Year                                                                     Amount
             -----------                                                                     ------

                2005                                                                    $          928,255
                2006                                                                                 4,336
                2007                                                                                 4,336
                2008                                                                               167,011
                                                                                        ------------------

                Total                                                                   $        1,103,938
                                                                                        ==================


6.       NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at June 30, 2004, consist of the following:

Unsecured note payable - due on demand; with interest at 6%                             $          500,000
Unsecured notes payable - due in August 2003 with interest at 12%                                  505,558
Unsecured notes payable - due in December 2004 with interest ranging from 8%-12%                   118,709
                                                                                        ------------------

     Total                                                                                $      1,124,267
                                                                                        ==================


7.       INCOME TAXES

Deferred income tax assets consist of the following as of June 30, 2004:

Net operating loss and capital loss carryforwards                                       $        6,859,500
Deferred income tax asset valuation allowance                                                   (6,859,500)
                                                                                        -------------------
     Net deferred income tax assets                                                     $                -
                                                                                        ===================

A reconciliation of the Company's effective income tax rate to the statutory income tax rate is as follows:

                                                                                 Years ending June 30,
                                                                               2004                2003
                                                                               ----                ----

Federal tax benefit at statutory rate                                 $       (2,378,100)   $     (2,071,900)
State tax benefit, net of federal                                               (314,800)           (274,200)
Goodwill impairment                                                             (992,200)            992,200
Permanent differences                                                             10,000              31,000
Change in deferred tax valuation allowance                                     3,675,100           1,322,900
                                                                      -------------------   -----------------
     Income tax expense                                               $                -    $              -
                                                                      ===================   =================

As of June 30, 2004, the Company had approximately $19,500,000 of net operating loss and capital loss carry forwards for federal income tax purposes, which expire between 2020 and 2024. A deferred income tax asset valuation has been established against all deferred income tax assets as management is not certain that the deferred income tax assets will be realized. In addition, due to substantial limitations placed on the utilization of net operating losses following a change in control, utilization of such net operating losses could be limited.


8.       NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

During the year ended June 30, 2003, the Company sold 31 units of a private placement and realized net proceeds of $693,765. Each unit consists of 10,000 shares of common stock, $.001 par value and a Series A Warrant to purchase 3,000 shares of common stock for $3.33 per share. Legend Merchant Group, Inc. acted as the placement agent for the offering and received a commission of 10%.

As a part of a private placement offering which was closed in December 2002, the Company sold 99.6 Units. Each Unit consisted of 4,000 shares of its common stock, 4,000 Series A Warrants and 4,000 Series B Warrants. The Series A Warrant entitles the holder to acquire the Company's common stock for $4.00 per share until its expiration on August 1, 2004. The Series B Warrant expires on August 1, 2005, and entitles the holder to acquire the Company's common stock for $6.00 per share.

Both of these private placements required that a registration statement be filed to register the shares. Since the Company was unable to complete a registration statement it issued 2,860,000 shares to cancel the warrants and the registration rights due to the investors.

Following is a summary of outstanding warrants which have been granted by the
Company:

                                           Fiscal 2004               Fiscal 2003
                                   --------------------------  ----------------------
                                                    Weighted                 Weighted
                                                     Average                  Average
                                    Number          Exercise     Number      Exercise
                                   of Shares         Price     of Shares      Price
                                   ---------         -----     ---------      -----
Outstanding, beginning of year       939,800       $   4.72         --      $  --

Cancelled                           (889,800)          4.83         --         --
Granted                                   --          --       398,400          4.00
Granted                                   --          --       398,400          6.00
Granted                                   --          --        50,000          2.75
Granted                                   --          --        93,000          3.33
                                    --------       --------   --------      --------
Outstanding, end of year              50,000       $   2.75    939,800      $   4.72
                                    ========       ========   ========      ========

Vested, end of year                   50,000       $   2.75    939,800      $   4.72
                                    ========       ========   ========      ========

The weighted average contractual life for all outstanding warrants as of June 30, 2004, was approximately 12 months, with the exercise price of $2.75. The weighted average fair value for all warrants granted in fiscal 2003 was $4.72 and none in fiscal 2004. Warrants outstanding at June 30, 2004, will expire in fiscal 2005.

On September 5, 2002, RCG completed a transaction with LFSI to sell 100% of the common stock of LST in exchange for 16 million shares of LFSI stock. Pursuant to the terms of the Merger Agreement, each outstanding option or warrant issued to LST employees in connection with RCG's acquisition of LST will either be converted with the appropriate adjustment into an option or warrant to purchase LFSI common stock or will be terminated pursuant to their terms. If options or warrants are terminated pursuant to the terms of outstanding warrants or stock options agreements, or RCG's stock option plan, LFSI will grant warrants or options to holders of these securities. Newly granted options or warrants will be proportionate to the terminated amount and will have an exercise price equal to the market price of LFSI stock.

During the years ended June 30, 2004 and 2003, the Company recorded, in discontinued operations, $2,375 and $28,500, respectively, in non-cash expense related to common stock and stock purchase warrants that were granted to a consultant engaged to assist the Company in developing and implementing its national franchising program. The fair value of these warrants to purchase RCG common stock, $57,000, as determined in accordance with SFAS 123 was recorded on the Company's consolidated financial statements and was amortized to expense over the service period of the related agreement. At June 30, 2004, the balance had been fully amortized.

On May 7, 2002, the Company established the Princeton Mining Company 2002 Stock Option Plan ("Plan") to grant options to acquire up to 2,000,000 shares of its $.001 par value common stock to officers, employees, directors and consultants and advisors of the Company. Pursuant to the Plan, the Company may grant incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options.

Incentive and non-qualified options may not be granted at an exercise price of less than the market value of the common stock on the date of grant (except for holders of more than 10% of common stock, whereby the exercise price must be at least 110% of the fair market value at the date of grant for incentive stock options). The term of the options may not exceed 10 years.

Following is a summary of activity of the Plan:

                                           Fiscal 2004               Fiscal 2003
                                   --------------------------  ----------------------
                                                    Weighted                Weighted
                                                     Average                 Average
                                    Number          Exercise     Number     Exercise
                                   of Shares         Price     of Shares     Price
                                   ---------         -----     ---------     -----
Outstanding, beginning of year      1,050,000      $   2.73      150,000    $   1.50

Granted                               113,795          1.45      900,000        3.81
Forfeited                            (483,334)         3.98           --       --
Expired                                    --         --              --       --
                                   ----------      --------   ----------    --------
Outstanding, end of year              680,461      $   2.78    1,050,000    $   3.48
                                   ==========      ========   ==========    ========
Vested, end of year                   680,461      $   2.78      716,666    $   2.73
                                   ==========      ========   ==========    ========

The weighted average contractual life for all options under the Plan as of June 30, 2004, was approximately 3.44 years with exercise prices ranging from $2.20 to $5.10. If not previously exercised, all Plan options outstanding at June 30, 2004, will expire as follows:

                                                                     Weighted
                                                                      Average
                                                  Number             Exercise
                                                of Shares              Price
                                                ---------              -----

         Fiscal 2006                              400,000             $  2.20
         Fiscal 2007                              113,795             $  1.45
         Fiscal 2013                              166,666             $  5.10
                                                  -------             -------
                                                  680,461             $  2.78
                                                  =======             =======

The Company granted options outside of the Plan to acquire 642,858 shares of its common stock at an average exercise price of $2.80, which were outstanding on June 30, 2003. Options to acquire 476,192 shares were forfeited during fiscal 2004 and the remaining options to acquire 166,666 shares at an exercise price of $2.50 expire in March 2013.


9.       CONVERTIBLE SERIES A PREFERRED STOCK

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

During fiscal 2004, 223,476 shares of preferred stock were converted into 444,487 shares of common stock of the Company.


10.      DEFERRED EXPENSES

Deferred expenses included $265,988 in prepaid interest on the $1,900,000 in debentures which were included in the long-term debt of FutureSmart. The Company issued 106,395 shares of its common stock to prepay the interest until March 7, 2005, the due date of the debentures. This asset was transferred to discontinued operations during fiscal 2004 upon the sale of FutureSmart.

11.      TRANSACTIONS WITH RELATED PARTIES

At June 30, 2004, notes and advances due to affiliates from continuing operations consisted of the following:

Due to RCG and its subsidiaries                                       $  945,372
Advance from and accrued interest
  payable to Michael Pruitt, CEO of RCG                                    5,940
Advances from and accrued interest
  payable to G. David Gordon, a shareholder
  and creditor of LFSI and RCG                                           114,554
Advances from Steven Zink, President of LBI                               17,658
                                                                      ----------

                                                                      $1,083,524
                                                                      ==========

The amount due to RCG and its subsidiaries represents net advances to and from RCG and its subsidiaries. RCG also has provided various services to the Company, including accounting and finance assistance, capital and debt raising, human resources and other general and administrative services, until November 2003. For the years ended June 30, 2004 and 2003, RCG charged the Company $25,000 and $120,000, respectively. The $120,000 in fiscal 2003 is included in discontinued operations.

During fiscal 2004, RCG returned 4,000,000 shares of the Company's common stock, which has been recorded as treasury stock. This transaction was related to an indemnification agreement between RCG and the Company, where RCG is indemnified against potential liabilities as a shareholder of the Company.

Mr. Pruitt had pledged certain personal assets to secure a $100,000 bank credit facility for LST's home technology business. At June 30, 2003, the balance outstanding on this bank facility was $100,000. Mr. Pruitt paid this loan in August 2003, and the corresponding note payable to him is included in notes payable to related parties.

At June 30, 2004, total debt outstanding to G. David Gordon, his wife and a company in which he is the principal shareholder, was $1,005,558 which is included in notes payable to related parties. Mr. Gordon and this company also loaned RCG an additional $1,067,500 during fiscal 2002 at interest rates ranging from 8% to 12%. The balance of $1,017,500 was converted into RCG common stock during fiscal 2004. Mr. Gordon acts as special legal counsel to RCG and the Company from time to time and is a shareholder of both.

Paul B. Johnson, President and acting Chief Executive Officer of the Company, is owed $42,254 in accrued compensation at June 30, 2004, which is included in accrued expenses.

TRANSACTIONS WITH RELATED PARTIES IN DISCONTINUED OPERATIONS

Mr. Pruitt, Mr. Gordon, Mr. Johnson, and Glenn Barrett, former President of LST, had transactions with the discontinued operations of the Company.

Net current liabilities of discontinued operations include $232,023 due to RCG and its subsidiaries.

Mr. Pruitt is also a minority investor in a company that has purchased franchise licenses and business operations of LST's home technology business in three markets in South Carolina and in another company that has purchased franchise licenses in three locations in Maryland. At June 30, 2004, the franchise locations in South Carolina were closed. The amounts due to the Company and its subsidiaries were paid by the shareholders of these franchisees. The franchise location in Maryland, LBI, was purchased by the Company in May 2004.

Mr. Johnson is an investor in a company, which in November 2001 became a franchisee of the Company's home technology business in the Dallas, Texas market and purchased two additional locations in that market during the quarter ended March 31, 2003. The Dallas franchise locations were closed during fiscal 2004 and all amounts due the Company and its subsidiaries were paid by the shareholders.

During fiscal 2002, Mr. Barrett resigned as President of Lifestyle and began LVA Technologies LLC ("LVA"), a low voltage wiring business that operates as a Lifestyle franchisee headquartered in Charlotte, NC to service the commercial market. The Company waived LVA's initial franchise fee for the commercial franchise. LVA also owns the Greenville and Columbia, SC franchises. LVA's low voltage wiring business was charged royalties on products purchased from the Company at the same rate as the Company's other franchisees, however, it does not pay royalties on revenue generated from products purchased elsewhere as required of the Company's other franchisees, including the Greenville and Columbia, SC franchises. All amounts due by LVA and its subsidiaries to the Company and its subsidiaries have been fully reserved.

Mr. Gordon has an ownership interest in the three markets in South Carolina along with Mr. Pruitt, as discussed above; three locations in the Dallas market along with Mr. Johnson; and four additional markets in Houston, Texas; Raleigh, North Carolina; Wilmington, North Carolina; and Greensboro, North Carolina. These four markets had paid the Company and its subsidiaries all amounts owed at June 30, 2004.

Revenues from these franchisees for the two years ended June 30, 2004 and 2003, are as follows:

                                                     2004           2003
                                                     ----           ----

Houston and three North Carolina markets        $      93,000  $     258,000
Three South Carolina markets                           84,000        270,000
Three Maryland markets                                 17,000         47,000
LVA and subsidiaries                                   30,000        183,000
Dallas                                                 25,000        134,000
                                                -------------  -------------

                                                $     249,000  $     892,000
                                                =============  =============


12.      BUSINESS SEGMENT INFORMATION

As of June 30, 2004, the Company's continuing operations consisted of one location. Accordingly, the Company only operates in one business segment.

13.      COMMITMENTS AND CONTINGENCIES

Future minimum operating lease commitments under non-cancelable leases for office space is summarized as follows:

Fiscal year                                                        Total
-----------                                                        -----

   2005                                                     $           49,700
   2006                                                                 49,700
   2007                                                                  4,200
                                                            ------------------

                                                            $          103,600
                                                            ==================

Rent expense from continuing operations for the years ended June 30, 2004 and 2003, amounted to $8,089 (2 months) and $0, respectively.

On April 6, 2004, Mercator Momentum Fund LP ("Mercator") filed a complaint (case number BC313358, Superior Court of California, County of Los Angeles, Stanley Mosk Central District) against Lifestyle Innovations, Inc. as an alter ego and RichMark Capital Corp. relating to a past due loan obligation of Lifestyle Integrators, Inc., a wholly owned subsidiary of Lifestyle, in the amount of $295,000. The loan amount is included in current liabilities of discontinued operations. Integrators was sold in May 2004. On September 3, 2004, Mercator filed a request for entry of default against Integrators and Richmark.

On September 29, 2004, LBI received notice that the guarantor of a $50,000 note payable to a bank had obtained a judgment against LBI on August 23, 2004, in the amount of $51,179 plus costs and post-judgment interest at 6.5%. (Case number 03-C-04-008855CJ, Circuit Court for Baltimore County). LBI had made an initial payment on the judgment of approximately $10,000 as partial settlement of the judgment and is negotiating a pay-out schedule for the balance.

On April 23, 2004, Meyer Saltzman etal ("Saltzman") filed a complaint (Case No. 2004-CV-2440, State District Court of Denver, Colorado) against SYSLYNC-COLORADO, Inc. and Lifestyle Innovations, Inc. for their part in the acquisition of the assets of Homesync. Saltzman's claim against LFSI is for fraud and breach of contract under an alter-ego theory. Both sides have agreed to transfer the dispute to arbitration. The Company has not recorded an accrual for this dispute.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Previous Independent Accountant - On January 23, 2004, Crisp Hughes Evans LLP ("CHE") informed the Registrant and the Audit Committee of the Registrant in writing of its decision to resign as the Registrant's independent auditors effective as of that date. CHE had served as the registrant's principal independent accountant to audit the Company's consolidated financial statements for the fiscal year ended June 30, 2003.

The independent audit report of CHE on the consolidated financial statements of the Company as of and for the fiscal years ended June 30, 2003 and 2002, did not contain any adverse or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audit of the June 30, 2003 and 2002 consolidated financial statements, the review of the September 30, 2003, quarterly consolidated financial statement and through the date of their resignation, there were no disagreements with CHE on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of CHE, would have caused CHE to make reference to the matter in its reports.

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

During the period that CHE was independent accountant for the registrant, neither the Company nor anyone acting on the Company's behalf consulted Guest regarding either:
         (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's consolidated financial statement, and neither a written report nor oral advise was provided by Guest to the Company that Guest concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a "disagreement," as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 8A  CONTROLS AND PROCDEURES


(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of the principal executive officer the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2004, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective. The Company ceased a majority of its operations during fiscal 2004.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.


ITEM 8B  OTHER INFORMATION

None

                                    PART III

ITEM 9   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

                                                                    Date First
                                     Position of Office              Elected/
     Name            Age              With the Company              Appointed
     ----            ---              ----------------              ---------

Paul Johnson         56        President since                        2002
                               September 5, 2002; CEO and
                               Director from September 5,
                               2002 until March 7, 2003 and
                               since January 1, 2004


PAUL JOHNSON
------------
Mr. Johnson has been President of Lifestyle since September 5, 2002, and was CEO and a Director of Lifestyle from September 5, 2002 until March 7, 2003 and since January 1, 2004.

Mr. Johnson serves on the Board of Directors for The Sports Lineup.com and Premier Concepts, Inc. Mr. Johnson is an active participant in strategic planning and business development in each of these companies.

In September 2000 Mr. Johnson founded MLI Solutions, Inc., which owned the Dallas, Texas franchise for Lifestyle Technologies. From its inception until May 2002, Mr. Johnson served as CEO and General Manager of the franchise. The franchise closed during fiscal 2004.

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


                                 AUDIT COMMITTEE

The Board of Directors currently has only one member, Mr. Johnson. Accordingly, the Board of Directors is currently acting as the audit committee.


                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Mr. Johnson filed Form 5 late to complete his filing obligation.

Randy Howell directly owns 10.58% of the outstanding common stock of the Company and as such is required to comply with Section 16(a) of the Exchange Act. In addition, the SEC has alleged that Mark White and Mr. Howell constitute a group and that their shares should be aggregated. Mr. White has denied that he has any claim, agreement or control over the 2,571,428 shares owned by Mr. Howell, nor is he a member of any other group of shareholders of the Company. As a result of Mr. White's disclaimer, the Company has not aggregated any of Mr. White's shares with Mr. Howell. Mr. Howell has not fulfilled his filing obligation for fiscal 2004, nor for any past years.

If the SEC is successful in proving their allegation that Mr. White and Mr. Howell constitute a group then the Company's previous disclosures in its securities filing could be held to be deficient.


                                 CODE OF ETHICS

The Company has not adopted a code of ethics that applies to the principal executive officer, since the Company is currently operating with only one officer due to the reduced volume of operations.

ITEM 10  EXECUTIVE COMPENSATION

The following table shows the compensation of the Company's Chief Executive Officer and each officer whose total cash compensation exceeded $100,000 for the two years ended June 30, 2004 and 2003; the year ended December 31, 2001 and the six-months ended June 30, 2002. There was no executive compensation during these periods until September 2002.


                                    SUMMARY COMPENSATION TABLE

     Name and                                                                                  Other Annual
Principal Position                           Year            Salary               Bonus        Compensation
------------------                           ----            ------               -----        ------------
Paul Johnson                                 2004              $150,000              -                     -
(CEO from 9/5/02                             2003              $126,500              -                     -
to 3/7/03 and since                          2002                     -              -                     -
1/1/04)                                      2001                     -              -                     -

Ron Pitcock                                  2004                     -              -                     -
(CEO from 10/9/03                            2003                     -              -                     -
to 1/1/04)                                   2002                     -              -                     -
                                             2001                     -              -                     -

Jacqueline E. Soechtig                       2004               $72,916              -                     -
(CEO from 3/7/03                             2003               $83,333              -              $433,332
to 10/9/03)                                  2002                     -              -                     -
                                             2001                     -              -                     -

Randy Howell                                 2004                     -              -                     -
(CEO from 4/24/01                            2003               $5,000               -                     -
to 9/5/02)                                   2002                     -              -                     -
                                             2001                     -              -                     -

H. James Magnuson                            2004                     -              -                     -
(CEO from 1/1/99                             2003                     -              -                     -
to 4/24/01)                                  2002                     -              -                     -
                                             2001                     -              -                     -

Other annual compensation for Jacqueline E. Soechtig is the value of options to acquire 166,666 shares of the Company's common stock which were granted and vested on March 7, 2003. The value is determined by subtracting the exercise price of $2.50 from the closing price of the stock on that date of $5.10 and multiplying the result by the 166,666 shares which can be purchased at that price.


                                           LONG-TERM COMPENSATION

                                                       Awards                                 Payout
                                            -------------------------------        ----------------------------
                                                                Securities
                                            Restricted          Underlying                            All Other
              Name and                         Stock             Options/             LTIP             Compen-
         Principal Position                  Award(s)            SARs (#)          Payouts ($)       sation ($)
         ------------------                  --------            --------          -----------       ----------
Paul Johnson                                     -                400,000               -                 -
(CEO from 9/5/02 to
3/7/03 and since 1/1/04)

Ron Pitcock                                      -                   -                  -                 -
(CEO from 10/9/03 until 1/1/04)

Jacqueline E. Soechtig                           -                333,332               -                 -
(CEO from 3/7/03 to 10/9/03)

Randy Howell                                     -                   -                  -                 -
(CEO from 4/24/01 to 9/5/02)

H. James Magnuson -                              -                   -                  -                 -
(CEO from 1/1/99 to 4/24/01)

On March 7, 2003, pursuant to her employment agreement, Jacqueline E. Soechtig, Chief Executive Officer from March 7, 2003 until October 9, 2003, was granted
(1) an incentive stock option to purchase 500,000 shares of common stock at an exercise price equal to the trading price of such stock on the last trading day prior to Board approval ($5.10), with an option for 166,666 shares to vest and become exercisable on the effective date of the agreement and options for 166,667 shares to vest and become exercisable on each of the first and second anniversaries of the effective date, subject to her continued employment and (2) a non-qualified stock option to purchase 500,000 shares at an exercise price equal to $2.50, with an option for 166,666 shares to vest and become exercisable on the effective date of this agreement and options for 166,667 shares to vest and become exercisable on each of the first and second anniversaries of the effective date, subject to her continued employment. Both options will expire ten years from the effective date. Ms. Soechtig resigned effective October 9, 2003. Accordingly, the unvested portion of her options was forfeited.

On September 5, 2002, Paul Johnson, a Director and Chief Executive Officer of the Company until March 7, 2003 and since January 1, 2004, was granted an option to acquire 400,000 shares of common stock at an exercise price of $2.20, the trading price on that day. The option will expire three years from the effective date.

There were no option or SAR grants during fiscal 2004


                         AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                                               Value of
                                                                              Number of Securities            Unexercised
                                                                             Underlying Unexercised          In-the-money
                                                                                 Options/SARs at             Options/SARs
                                         Shares                                    FY-end (#)                at FY-end ($)
                                       Acquired on            Value               Exercisable/               Exercisable/
            Name                      Exercise (#)        Realized ($)            Unexercisable              Unexercisable
            ----                      ------------        ------------            -------------              -------------
Jacqueline E. Soechtig
  Exercisable                               -                   -                    333,332                     None

Paul Johnson
  Exercisable                               -                   -                    400,000                     None


The Company has no formal long-term incentive compensation plans.

Compensation of directors - Directors do not currently receive any compensation for their services as a director.

                              EMPLOYMENT CONTRACTS

Jacqueline E. Soechtig had a two-year employment contract with the Company for her services as CEO of the Company and President, CEO and Chairman of the Board of Directors of FutureSmart, which was effective on March 7, 2003. The employment contract automatically extends for an additional one-year term at the end of the initial two-year term and each one-year renewal thereafter unless otherwise terminated. The contract provides for a salary of $250,000 per year, the stock options described above and other normal and usual provisions. Ms. Soechtig resigned effective October 9, 2003.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table indicates the beneficial ownership of the Company's voting securities of all persons, all directors of the Company and all officers who are not directors of the Company, as a group, as of September 23, 2004, the most recent practicable date. As of September 23, 2004, there were 24,303,692 shares of the Company's common stock outstanding.


   Title                   Name and Address                 Amount and Nature
 of Class                 of Beneficial Owner              of Beneficial Owner           % of Class
 --------                 -------------------              -------------------           ----------
Common                RCG Companies Incorporated               11,566,641                   47.59%
                      6836 Morrison Blvd., Ste 200
                      Charlotte, NC  28211

Common                Randy Howell (a)                          2,571,428                   10.58%
                      2842 Placid Circle
                      Grapevine, TX  76051

Common                Steve Zink                                1,335,320                    5.49%
                      1850 York Road, Ste I
                      Timonium, MD  21093

Common                Paul Johnson (b)                           400,000                     1.62%
                      4700 Lakeshore Ct.
                      Colleyville, TX  76034

                      All officers and directors
                      as a group (1 person)                      400,000                     1.62%

(a) The 2,571,428 shares represent the shares issued to Randy Howell. The SEC has alleged that Mark White and Mr. Howell constitute a group and that their shares should be aggregated. Mr. White has denied that he has any claim, agreement or control over the 2,571,428 shares owned by Mr. Howell, nor is he a member of any other group of shareholders of the Company. As a result of Mr. White's disclaimer, the Company has not aggregated any of Mr. White's shares with Mr. Howell.

If the SEC is successful in proving their allegation that Mr. White and Mr. Howell constitute a group then the Company's previous disclosures in its securities filing could be held to be deficient.

(b) Represents a vested option for 400,000 shares at $2.20.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


At June 30, 2004, notes and advances due to affiliates from continuing operations consisted of the following:

Due to RCG and its subsidiaries                                       $  945,372
Advance from and accrued interest
  payable to Michael Pruitt, CEO of RCG                                    5,940
Advances from and accrued interest
  payable to G. David Gordon, a shareholder and
  creditor of LFSI and RCG                                               114,554
Advances from Steven Zink, President of LBI                               17,658
                                                                      ----------

                                                                      $1,083,524
                                                                      ==========

The amount due to RCG and its subsidiaries represents net advances to and from RCG and its subsidiaries. RCG also has provided various services to the Company, including accounting and finance assistance, capital and debt raising, human resources and other general and administrative services, until November 2003. For the years ended June 30, 2004 and 2003, RCG charged the Company $25,000 and $120,000, respectively. The $120,000 in fiscal 2003 is included in discontinued operations.

During fiscal 2004, RCG returned 4,000,000 shares of the Company's common stock, which has been recorded as treasury stock. This transaction was related to an indemnification agreement between RCG and the Company, where RCG is indemnified against potential liabilities as a shareholder of the Company.

Mr. Pruitt had pledged certain personal assets to secure a $100,000 bank credit facility for LST's home technology business. At June 30, 2003, the balance outstanding on this bank facility was $100,000. Mr. Pruitt paid this loan in August 2003, and the corresponding note payable to him is included in notes payable to related parties.

At June 30, 2004, total debt outstanding to G. David Gordon, his wife and a company in which he is the president and a shareholder, was $1,005,558 which is included in notes payable to related parties. Mr. Gordon and this company also loaned RCG an additional $1,067,500 during fiscal 2002 at interest rates ranging from 8% to 12%. The balance of $1,017,500 was converted into RCG common stock during fiscal 2004. Mr. Gordon acts as special legal counsel to RCG and the Company from time to time and is a shareholder of both.

Paul B. Johnson, President and acting Chief Executive Officer of the Company, is owed $42,254 in accrued compensation at June 30, 2004, which is included in accrued expenses.

TRANSACTIONS WITH RELATED PARTIES IN DISCONTINUED OPERATIONS

Mr. Pruitt, Mr. Gordon, Mr. Johnson, and Glenn Barrett, former President of LST, had transactions with the discontinued operations of the Company.

Net current liabilities of discontinued operations include $232,023 due to RCG and its subsidiaries.

Mr. Pruitt is also a minority investor in a company that has purchased franchise licenses and business operations of LST's home technology business in three markets in South Carolina and in another company that has purchased franchise licenses in three locations in Maryland. At June 30, 2004, the franchise locations in South Carolina were closed. The amounts due to the Company and its subsidiaries were paid by the shareholders of these franchisees. The franchise location in Maryland, LBI, was purchased by the Company in May 2004.

Mr. Johnson is an investor in a company, which in November 2001 became a franchisee of the Company's home technology business in the Dallas, Texas market and purchased two additional locations in that market during the quarter ended March 31, 2003. The Dallas franchise locations were closed during fiscal 2004 and all amounts due the Company and its subsidiaries were paid by the shareholders.

During fiscal 2002, Mr. Barrett resigned as President of Lifestyle and began LVA Technologies LLC ("LVA"), a low voltage wiring business that operates as a Lifestyle franchisee headquartered in Charlotte, NC to service the commercial market. The Company waived LVA's initial franchise fee for the commercial franchise. LVA also owns the Greenville and Columbia, SC franchises. LVA's low voltage wiring business was charged royalties on products purchased from the Company at the same rate as the Company's other franchisees, however, it does not pay royalties on revenue generated from products purchased elsewhere as required of the Company's other franchisees, including the Greenville and Columbia, SC franchises. All amounts due by LVA and its subsidiaries to the Company and its subsidiaries have been fully reserved.

Mr. Gordon has an ownership interest in the three markets in South Carolina along with Mr. Pruitt, as discussed above; three locations in the Dallas market along with Mr. Johnson; and four additional markets in Houston, Texas; Raleigh, North Carolina; Wilmington, North Carolina; and Greensboro, North Carolina. These four markets had paid the Company and its subsidiaries all amounts owed at June 30, 2004.

Revenues from these franchisees for the two years ended June 30, 2004 and 2003, are as follows:

                                                      2004         2003
                                                      ----         ----

Houston and three North Carolina markets       $       93,000  $     258,000
Three South Carolina markets                           84,000        270,000
Three Maryland markets                                 17,000         47,000
LVA and subsidiaries                                   30,000        183,000
Dallas                                                 25,000        134,000
                                               --------------  -------------

                                               $      249,000  $     892,000
                                               ==============  =============

ITEM 13  EXHIBITS

     Exhibits - See Exhibit Index at Page 58.


ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES - As of October 5, 2004, the aggregate fees billed for professional services rendered was $33,000 and $103,000 for the audits of the Company's annual consolidated financial statements for the fiscal years ended June 30, 2004 and 2003, respectively, which included the reviews of the condensed consolidated financial statements included in the Company's Forms 10-QSB.

AUDIT-RELATED FEES - The Company was billed $0 and $14,000 during the fiscal years ended June 30, 2004 and 2003, respectively, for accounting consultation and discussions with the SEC, primarily in connection with the acquisition of FutureSmart.

TAX FEES - No fees were billed for professional services rendered by the principal accountants for tax compliance, tax advice and tax planning services during fiscal 2004 and 2003.

ALL OTHER FEES - Other than the services described above, no other fees were billed for services rendered by the principal accountants during fiscal 2004 and 2003.

AUDIT COMMITTEE POLICIES AND PROCEDURES - Not applicable.

If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees - Not applicable.

                                   SIGNATURES


In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LIFESTYLE INNOVATIONS, INC.



October 12, 2004                     /s/ Paul Johnson
                                     -------------------------------------------
                                     Paul Johnson, President, Acting CEO and
                                     Principal Accounting Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

October 12, 2004                     /s/ Paul Johnson
                                     -------------------------------------------
                                     Paul Johnson, Director, President,
                                     Acting CEO and Principal Accounting Officer

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

16                    Letter on change in certifying accountant                                          N/A

18                    Letter on change in accounting principles                                          N/A

21                    Subsidiaries of the Registrant                                                   Item 1

22                    Published report regarding matters submitted to vote                               N/A

23                    Consent of experts and counsel                                                     N/A

24                    Power of Attorney                                                                  N/A

31                    Certifications pursuant to 18 U.S.C. Section 1350,
                      Section 302 of the Sarbanes-Oxley Act of 2002                                      59

32                    Certifications pursuant to 18 U.S.C. Section 1350,
                      Section 906 of the Sarbanes-Oxley Act of 2002                                      60