Form 10QSB
period 2004-09-30
LIFESTYLE INNOVATIONS INC
filed 2004-11-15
CIK 80327

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10 QSB

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


                      For Quarter Ended: SEPTEMBER 30, 2004


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


The number of shares outstanding of registrant's common stock, par value $.001 per share, as of October 31, 2004 was 24,303,691 shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                  LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           Page
                                                                            No.
                                                                            ---
Part I.       Financial Information (unaudited)

      Item 1. Condensed Consolidated Balance Sheet - September 30, 2004      3

              Condensed Consolidated Statements of Operations -              4
              Three Months Ended September 30, 2004 and 2003

              Condensed Consolidated Statement of Stockholders' Deficit -    5
              Three Months Ended September 30, 2004

              Condensed Consolidated Statements of Cash Flows -              6
              Three Months Ended September 30, 2004 and 2003

              Notes to Condensed Consolidated Financial Statements         7-20

      Item 2. Management's Discussion and Analysis or Plan of Operation    21-23

   Item 3.    Controls and Procedures                                       24

Part II.      Other Information                                            25-27


LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet
September 30, 2004
(Unaudited)

                                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                                               $        309
 Accounts receivable, net                                                                      39,371
 Inventory                                                                                     45,538
 Loans and advances                                                                            62,000
                                                                                         -------------
    Total current assets                                                                      147,218
Property and equipment, net                                                                    52,916
Goodwill, net                                                                                 253,049
Other assets                                                                                   52,785
                                                                                         -------------
     Total assets                                                                        $    505,968
                                                                                         =============

                                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Notes payable and current installments of long-term debt                                $    923,280
 Notes payable - related parties                                                            1,124,267
 Accounts payable                                                                             195,620
 Accrued expenses                                                                             795,991
 Due to affiliates                                                                          1,109,018
 Current liabilities of discontinued operations                                             1,147,158
                                                                                         -------------
     Total current liabilities                                                              5,295,334
Long-term debt less current installments                                                      177,806
                                                                                         -------------
     Total liabilities                                                                      5,473,140
                                                                                         -------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT
 Series A convertible preferred stock: $.10 par value; 1,000,000 shares authorized;
  577,389 shares issued and outstanding; liquidation preference $1,587,820;
   convertible into from 577,389 to 1,270,256 shares of common stock                           57,739
 Common stock: $.001 par value; authorized 250,000,000 shares; issued - 26,503,223
  shares; outstanding - 24,303,691 shares                                                      26,503
 Additional paid in capital                                                                13,847,569
 Common stock warrants                                                                        206,295
 Stock subscription receivable                                                                 (4,000)
 Treasury stock, 2,199,532 shares                                                             (76,984)
 Accumulated deficit                                                                      (19,024,294)
                                                                                         -------------
     Total stockholders' deficit                                                           (4,967,172)
                                                                                         -------------
     Total liabilities and stockholders' deficit                                         $    505,968
                                                                                         =============

See accompanying notes to condensed consolidated financial statements.


LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

                                                            2004              2003
                                                            ----              ----
Sales and revenues
  Products                                             $    185,893       $         --

                                                       -------------      -------------
                                                            185,893                 --
COST OF SALES                                                95,368                 --
                                                       -------------      -------------
  GROSS PROFIT                                               90,525                 --

OPERATING EXPENSES:
  Selling, general and administrative expense               140,880             70,040
  Stock option and warrant compensation                          --            108,334
  Depreciation and amortization                               1,193                422
  Management fee - parent                                        --             15,000
                                                       -------------      -------------
    Total operating expenses                                142,073            193,796
                                                       -------------      -------------
EARNINGS (LOSS) FROM OPERATIONS                             (51,548)          (193,796)
OTHER INCOME (EXPENSE):
  Rent and other income                                       2,112              2,775
  Loss on disposal of equipment                                  --                 --
  Interest expense                                          (36,951)           (26,252)
  Interest expense - related parties                        (25,041)           (17,177)
                                                       -------------      -------------
                                                            (59,880)           (40,654)
                                                       -------------      -------------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS                 (111,428)          (234,450)
Discontinued operations:
 Loss from discontinued operations                               --           (778,729)
 Income tax benefit                                              --                 --
                                                       -------------      -------------
                                                                 --           (778,729)
                                                       -------------      -------------
NET LOSS                                               $   (111,428)      $ (1,013,179)
                                                       =============      =============

NET EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED:
  CONTINUING OPERATIONS                                $      (0.00)      $      (0.01)
  DISCONTINUED OPERATIONS                                        --              (0.04)
                                                       -------------      -------------
    NET LOSS PER SHARE, BASIC AND DILUTED              $      (0.00)      $      (0.05)
                                                       =============      =============

WEIGHTED AVERAGE SHARES OUTSTANDING                      24,232,292         20,707,205
                                                       =============      =============

See accompanying notes to condensed consolidated financial statements.


LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED SEPTEMBER 30, 2004

(UNAUDITED)

                                                                                                       Additional
                                         Preferred Stock                    Common Stock                 Paid-in
                                     Shares          Par Value          Shares         Par Value         Capital
                                     ------          ---------          ------         ---------         -------
Balance, June 30, 2004               781,752       $    78,175        26,053,625      $    26,054      $13,827,582
 Preferred stock converted
  to common stock                   (204,363)          (20,436)          449,598              449           19,987
 Net loss                                 --                --                --               --               --

                                 -----------       -----------       -----------      -----------      -----------
Balance, September 30, 2004          577,389       $    57,739        26,503,223      $    26,503      $13,847,569
                                 ===========       ===========       ===========      ===========      ===========



                                    Common            Stock
                                     Stock         Subscription        Accumulated        Treasury
                                   Warrants         Receivable          (Deficit)           Stock               Total
                                   --------         ----------          ---------           -----               -----

Balance, June 30, 2004           $    206,295      $     (4,000)      $(18,912,866)      $    (76,984)      $ (4,855,744)
 Preferred stock converted
  to common stock                          --                --                 --                 --                 --
 Net loss                                  --                --           (111,428)                --           (111,428)

                                 -------------     -------------      -------------      -------------      -------------
Balance, September 30, 2004      $    206,295      $     (4,000)      $(19,024,294)      $    (76,984)      $ (4,967,172)
                                 =============     =============      =============      =============      =============

See accompanying notes to condensed consoliated financial statements.


LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)
                                                                          2004              2003
                                                                          ----              ----
Cash flows from operating activities
Net loss                                                              $  (111,428)      $(1,013,179)
 Loss from discontinued operations                                             --          (778,729)
                                                                      ------------      ------------
   Loss from continuing operations                                       (111,428)         (234,450)
Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                                              1,193               422
  Amortization                                                              5,824                --
  Common stock option expense                                                  --           108,334
  Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
     Accounts and notes receivable                                         13,392                --
     Inventories                                                          (18,585)               --
     Prepaid expenses and other assets                                         --            34,377
     Accounts payable and accrued expenses                                 58,305            35,030
                                                                      ------------      ------------
        Net cash used by continuing operations                            (51,299)          (56,287)
        Net cash used by discontinued operations                               --          (166,700)
                                                                      ------------      ------------
          Net cash used by operations                                     (51,299)         (222,987)
                                                                      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Net cash used by discontinued operations                               --           (10,967)
                                                                      ------------      ------------
          Net cash used by investing activities                                --           (10,967)
                                                                      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds                                                                  --            70,000
Repayment of notes payable                                                 (1,333)          (80,000)
Loans  and advances from related parties                                   25,494            67,027
Loans made                                                                 (6,500)               --
                                                                      ------------      ------------
Net cash provided by continuing operations                                 17,661            57,027
        Net cash provided by discontinued operations                           --           177,668
                                                                      ------------      ------------
          Net cash provided by financing activities                        17,661           234,695
                                                                      ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (33,638)              741
CASH AND CASH EQUIVALENTS, beginning of period                             33,947             3,079
                                                                      ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                              $       309       $     3,820
                                                                      ============      ============

See accompanying notes to condensed consolidated financial statements.

LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


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

         (2) ORGANIZATION - On May 5, 2004, the Company, LFSI Acquisition, Inc. (a wholly-owned subsidiary), and LST of Baltimore, Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement"). The merger contemplated by the Merger Agreement (the "Merger") was also completed on May 5, 2004. As a result of the Merger, LBI became a wholly-owned subsidiary of the Company and all outstanding shares of LBI's capital stock were exchanged for 1,900,000 shares of the Company's common stock. The Company also assumed an obligation to issue an additional 800,000 shares of its common stock as a fee for facilitating the acquisition. LBI was a private company which provided builders, homeowners and commercial customers with complete installation and equipment for structured wiring, security, personal computer networking, audio, video, home theater, central vacuum and accent lighting. LBI was a franchisee of Franchising until Franchising discontinued operations effective April 1, 2004.

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

              On September 5, 2002, LFSI acquired LST, a Delaware corporation, and its wholly owned subsidiaries, Franchising, LS-Security and LSTA, all organized in July 2001. LFSI issued 16,000,000 shares of its common stock to RCG Companies Incorporated, formerly eResource Capital Group, Inc. ("RCG"), to acquire 100% interest in LST. On February 20, 2003, LFSI reorganized its corporate structure. Integrators became a wholly owned subsidiary of LFSI and the company-store operations located in Charlotte, NC and Atlanta, GA were transferred to Integrators. Simultaneously, Franchising became a subsidiary of LFSI, while LST and LS-Security became inactive. LFSI had only nominal operations prior to the merger, leasing two condominium units. Accordingly, for accounting purposes the transaction has been treated as the issuance of stock by LST for the net monetary assets of LFSI, accompanied by a recapitalization of LST. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical financial statements prior to September 5, 2002, are those of LST. At September 30, 2004, RCG owns 47.6% of the outstanding common stock of LFSI.

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

         (3) NATURE OF BUSINESS AND CURRENT OPERATIONS - LBI is a full service home technology integration company providing builders, homeowners, and commercial customers with complete installation and equipment for structured wiring, security, personal computer networking, audio, video, home theater, central vacuum and accent lighting.

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

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in LFSI's Annual Report for the period ended June 30, 2004, which is included in the Company's Form 10-KSB filed on October 14, 2004.

         (5) FISCAL YEARS - As used herein, fiscal 2005 refers to the periods included in the fiscal year ended June 30, 2005, and fiscal 2004 refers to the periods included in the fiscal year ended June 30, 2004.

         (6) GOING CONCERN - At September 30, 2004, the Company has a significant working capital deficit of $5,148,116. The major components of the working capital deficit include: $1,109,018 due to affiliates, $991,611 in accounts payable and accrued expenses, current portion of long-term debt and notes payable in the amount of $923,280, notes payable due related parties of $1,124,267 and net current liabilities of discontinued operations in the amount of $1,147,158. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently negotiating a line of credit of up to $150,000 in addition to exploring additional sources of liquidity, through debt and equity financing alternatives and potential sales of its common stock in private placement transactions. Additionally, the Company has extended some of its notes payable and plans on negotiating with its remaining debt holders to continue to extend or convert some or all of the debt. If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the debt repayments currently past due, or (iii) unable to raise additional funds through private placement sales of its common stock, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

         If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income
         (loss) and net income (loss) per share, basic and diluted, would have been as follows:

         Three Months Ended September 30, 2004 and 2003
         ----------------------------------------------

                                                                Fiscal 2005       Fiscal 2004
                                                                -----------       -----------
         Net loss, as reported                                  $  (111,428)      $(1,013,179)

         Add:  Stock-based employee compensation included
         in reported net loss                                            --           108,334

         Deduct:  Total stock-based compensation expense
         determined under fair value method for all awards              (--)
                                                                ------------      ------------
                                                                                     (410,152)

         Net loss, proforma                                     $  (111,428)      $(1,314,997)
                                                                ============      ============

         Net loss per share, basic and diluted                  $      (.00)      $      (.06)
                                                                ============      ============


         Options and warrants issued to non-employees are accounted for under FAS No. 123, "Accounting for Stock Based Compensation". For the options and warrants issued to non-employees, the fair value of each award is calculated using the Black-Scholes Model in accordance with FAS No. 123.

         On May 7, 2002, the Board of Directors adopted and the shareholders approved by majority consent the Princeton Mining Company 2002 Stock Option Plan. The plan provides for the issuance of up to 2 million shares of the Company's $.001 par value common stock in connection with stock options and other awards under the plan. The plan authorizes the grant of incentive stock options and non-statutory stock options. At September 30, 2004, there were options granted under the plan for 680,461 shares (net of forfeitures), all of which are vested and 1,319,539 shares available for grant. There are non-qualified options to purchase 166,666 shares (all vested) outstanding at September 30, 2004, which are note granted under the plan.

         NET LOSS PER COMMON SHARE

         The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All potential dilutive securities are antidilutive as a result of the Company's net loss for the three month periods ended September 30, 2004 and 2003, respectively. Accordingly, basic and diluted EPS are the same for each period.

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

Sports' common stock is not currently trading, and the companies that were sold had liabilities which exceeded their assets. Based on this information, the Company's management believes the value of the Sports common stock owned had no value on the date of the exchange and at September 30, 2004. Accordingly, the Company has recorded a zero value for the stock received in the above transactions.

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

On October 17, 2003, the Company completed its sale of all of the assets of FutureSmart for an "Initial Purchase Price" of $1,500,000, which is subject to adjustment as provided in the Asset Purchase Agreement to the "Final Purchase Price." The Initial Purchase Price is allocated to the secured creditors of FutureSmart; $200,000 to the Company, and $1,300,000 to the other secured creditors. Thirty percent ($450,000) of the Initial Purchase Price was paid at closing pro rata to the secured creditors ($60,000 to the Company) and the remainder of $1,050,000 was placed in escrow. The escrowed amount is subject to various adjustments, including determination of the final net assets as of the closing date and settlement of certain other obligations. The remaining balance was scheduled to be disbursed by the escrow agent no later than one year and one day after the closing date. The buyer has made claims against this amount which have not been resolved. Accordingly, the amount the Company might receive and when it will be available is not currently known.

DISCONTINUED OPERATIONS
-----------------------
Discontinued operations include the results of operations for Georgia, Franchising, FutureSmart, Colorado and Integrators and its wholly owned subsidiaries during the periods owned by the Company and may be summarized for the three months ended September 30, 2003 as follows:


Revenues                                                          $   1,497,009
                                                                  ==============
Net loss from operations                                          $    (778,729)
                                                                  --------------
  Net loss                                                        $    (778,729)
                                                                  ==============

Net loss per share                                                $        (.04)
                                                                  ==============

Net non-current assets of discontinued operations includes fixed assets which are fully depreciated.

Net current liabilities of discontinued operations includes: accounts receivable (fully reserved); $130,681 in accounts payable; $232,023 due to RCG and subsidiaries; $295,000 in notes payable; and $489,454 in accrued expenses as of September 30, 2004.


D.       NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt and notes payable at September 30, 2004, consists of the following:

Unsecured note payable - due in monthly installments of $1,450, commencing
   November 1, 2004 with interest at 12% until the principal is paid in full;
   convertible into the Company's common stock at $2.50 per share                    $  145,000
Note payable - due June 30, 2005; with interest at 12%;
   collateralized by real estate                                                         34,919
Convertible debentures - due May 4, 2009; with interest at 1% (1)                       168,774
Note payable - due upon demand; with interest at 4.5%;
   Uncollateralized (2)                                                                  45,274
Note payable to bank - due July 31, 2004; with interest at 8.5%; collateralized by a blanket lien on all business assets of LBI; guaranteed by the president
   of LBI                                                                                43,750
Note payable - due in monthly installments of $361; with final payment duen
   October 17, 2007; collateralized by a vehicle; non-interest bearing                   13,369
Note payable - due in August 2003 with interest at 12% and collateralized by
   certain home technology accounts receivable and inventory (3)                        650,000
                                                                                     ----------
     Total notes payable and long-term debt                                           1,101,086
     Less current portion of long-term debt                                             923,280
                                                                                     ----------
       Long-term debt less current portion                                           $  177,806
                                                                                     ==========

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

Since the $250,000 in convertible debentures bear interest at 1%, the Company discounted this amount by 6% to arrive at an effective cost of 7%. The discount of $64,687 was recorded as additional paid-in capital. The additional 6% interest will accrue monthly and be added to the convertible debenture balance. The discount associated with any principal conversion is immediately recorded as interest expense. During the three months ended September 30, 2004, $3,207 in interest was accrued and added to the convertible debenture balance.

The First Debenture A conversion price of $0.42 per share was higher than the per share price of the Company's common stock on the issuance date of May 5, 2004. The Second Debenture conversion price of $0.001 per share was lower than the per share price of the Company's common stock on the issuance date of May 4, 2004. In accordance with the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company should record a beneficial conversion feature related to the debentures. However, since the debenture was converted prior to June 30, 2004, no beneficial conversion was recorded as it would have been fully amortized at June 30, 2004. In connection with the convertible debt financing, the Company capitalized $58,400 of debt issuance costs, which are included in other assets. These costs are being amortized over the life of the convertible debentures. As of September 30, 2004, $47,703 of the debt financing costs remain and $2,617 was amortized during the three months ended September 30, 2004.

On May 24, 2004, $800 in debenture principal and the related interest was converted into 800,438 shares of the Company's common stock. On June 16, 2004, $26,972 in debenture principal and the related interest was converted into 1,000,030 shares of the Company's common stock. The 1,800,468 shares were issued from the 4,000,000 shares of treasury stock contributed by RCG.

The conversion price and number of shares of common stock issuable upon conversion of the debentures is subject to adjustment for stock splits and combinations and other dilutive events. To satisfy its conversion obligations under the debentures, the Company placed 50,000,000 shares of its common stock into escrow for potential issuance to HEM upon conversion of the debentures. As of September 30, 2004, 48,199,532 shares of common stock remain in escrow. Unless and until the debentures are converted, HEM has no voting or other ownership rights in any of the shares of the Company's common stock held in escrow and the shares in escrow are not treated by the Company as being issued and outstanding.

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

(2) This note payable was originally payable to a bank. The individual guarantor of the note paid the note in June 2004 and has obtained a judgment against LBI in the amount of $51,179, plus interest and costs from August 23, 2004. The Company is attempting to negotiate some form of payout.

(3) At the option of the note holder, this note can be converted into RCG's common stock at a ratio of one share of common stock for each $4.55 of outstanding principal and interest. RCG's common stock closed at $.90 on September 30, 2004.


E. NOTES PAYABLE - RELATED PARTIES

Notes payable to related parties at September 30, 2004, consist of the following:


Note payable to the wife of G. David Gordon - due April 1, 2005; interest payable monthly from November 1, 2004 at 12%; convertible into the Company's common stock at $2.50 per share after January 1, 2005; collateralized by a
   security interest in the Company's investment in LBI                              $  500,000
Unsecured note payable to G. David Gordon - due in monthly installments of
   $5,056 with interest at 12% until paid in full; convertible into the
   Company's common stock at $2.50 per share                                            505,558
Unsecured note payable to Mike Pruitt - due in monthly payments of $791 with interest at 8% until the principal is paid in full; convertible into the
   Company's common stock at $2.50 per share                                            118,709
                                                                                     ----------
     Total                                                                           $1,124,267
                                                                                     ==========

F.       INCOME TAXES

Deferred income taxes at September 30, 2004 consist primarily of net operating loss carryforwards, which amount to approximately $19,600,000 and expire between 2020 and 2024. A valuation allowance has been recorded for the full amount of the deferred tax assets. Further, due to substantial limitations placed on the utilization of net operating losses following a change in control, utilization of such NOL's could be limited.

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

During the three months ended September 30, 2004, 204,363 shares of preferred stock were converted into 449,598 shares of common stock.

H.       TRANSACTIONS WITH RELATED PARTIES

At September 30, 2004, notes and advances due to affiliates from continuing operations consisted of the following:

Due to RCG and its subsidiaries                                                  $  945,372
Advance from and accrued interest payable to Michael Pruitt, CEO
  of RCG                                                                              8,314
Advances from and accrued interest payable to G. David Gordon, a
  shareholder and creditor of LFSI and RCG                                          137,221
Advances from Steven Zink, President of LBI                                          18,111
                                                                                 ----------
                                                                                 $1,109,018
                                                                                 ==========

The amount due to RCG and its subsidiaries represents net advances to and from RCG and its subsidiaries. RCG also has provided various services to the Company, including accounting and finance assistance, capital and debt raising, human resources and other general and administrative services, until November 2003. For the three months ended September 30, 2003, RCG charged the Company $15,000 (none was charged in fiscal 2005).

During fiscal 2004, RCG returned 4,000,000 shares of the Company's common stock, which has been recorded as treasury stock. This transaction was related to an indemnification agreement between RCG and the Company, where RCG is indemnified against potential liabilities as a shareholder of the Company.

At September 30, 2004, total debt outstanding to G. David Gordon, his wife and a company in which he is the principal shareholder, was $1,005,558 which is included in notes payable to related parties. Mr. Gordon acts as special legal counsel to RCG and the Company from time to time and is a shareholder of both.

Paul B. Johnson, President and acting Chief Executive Officer of the Company, is owed $64,594 in accrued compensation at September 30, 2004, which is included in accrued expenses.

TRANSACTIONS WITH RELATED PARTIES IN DISCONTINUED OPERATIONS

Mr. Pruitt, Mr. Gordon, Mr. Johnson, and Glenn Barrett, former President of LST, had transactions with the discontinued operations of the Company.

Net current liabilities of discontinued operations include $232,023 due to RCG and its subsidiaries.

Mr. Pruitt is also a minority investor in a company that had purchased franchise licenses and business operations of LST's home technology business in three markets in South Carolina and in another company that had purchased franchise licenses in three locations in Maryland. The franchise locations in South Carolina were closed in fiscal 2004. The amounts due to the Company and its subsidiaries were paid by the shareholders of these franchisees. The franchise location in Maryland, LBI, was purchased by the Company in May 2004.

Mr. Johnson was an investor in a company, which in November 2001 became a franchisee of the Company's home technology business in the Dallas, Texas market and purchased two additional locations in that market during the quarter ended March 31, 2003. The Dallas franchise locations were closed during fiscal 2004 and all amounts due the Company and its subsidiaries were paid by the shareholders.

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

Mr. Gordon had an ownership interest in the three markets in South Carolina along with Mr. Pruitt, as discussed above; three locations in the Dallas market along with Mr. Johnson; and four additional markets in Houston, Texas; Raleigh, North Carolina; Wilmington, North Carolina; and Greensboro, North Carolina. These four markets had paid the Company and its subsidiaries all amounts owed by June 30, 2004.

Revenues from these franchisees for the three months September 30, 2003, are as follows (there were no sales during the current fiscal year):

Houston and three North Carolina markets                         $        59,000
Three South Carolina markets                                              24,000
Three Maryland markets                                                     6,000
LVA and subsidiaries                                                      25,000
Dallas                                                                    17,000
                                                                 ---------------

                                                                 $       131,000
                                                                 ===============

I.       BUSINESS SEGMENT INFORMATION

As of September 30, 2004, the Company's continuing operations consisted of one location. Accordingly, the Company only operates in one business segment.


J.       COMMITMENTS AND CONTINGENCIES

Future minimum operating lease commitments under non-cancelable leases for office space is summarized as follows:

Fiscal year                                                            Total
-----------                                                            -----

   2005 (balance of fiscal year)                                  $      37,275
   2006                                                                  49,700
   2007                                                                   4,200
                                                                  -------------

                                                                  $      91,175
                                                                  =============

Rent expense from continuing operations for the three months ended September 30, 2004 and 2003, amounted to $16,459 and $0, respectively.

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                  ---------------------------------------------------------

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

LFSI through LBI is a full service home technology integration company providing builders, homeowners, and commercial customers with complete installation and equipment for audio, video, home theater, security, computer networking, central vacuum and accent lighting.

Brittany is the owner of two condominium units that are located in Dallas, Texas which are currently under lease.

Effective December 1, 2003, the operations of Charlotte were discontinued, and the operations of Integrators and Atlanta were discontinued effective March 1, 2004.

LST Integrators, Inc. and its wholly owned subsidiaries were all sold to Sports Management & Recreation, Inc. ("Sports") on May 24, 2004, in exchange for 25,000 shares of Sports' common stock. Integrators and its subsidiaries are included in discontinued operations during the period owned by LFSI.

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

On October 17, 2003, the Company completed its sale of all of the assets of FutureSmart for an "Initial Purchase Price" of $1,500,000, which is subject to adjustment as provided in the Asset Purchase Agreement to the "Final Purchase Price." The Initial Purchase Price is allocated to the secured creditors of FutureSmart; $200,000 to the Company, and $1,300,000 to the other secured creditors. Thirty percent ($450,000) of the Initial Purchase Price was paid at closing pro rata to the secured creditors ($60,000 to the Company) and the remainder of $1,050,000 was placed in escrow. The escrowed amount is subject to various adjustments, including determination of the final net assets as of the closing date and settlement of certain other obligations. The remaining balance was scheduled to be disbursed by the escrow agent no later than one year and one day after the closing date. The buyer has made claims against this amount which have not been resolved. Accordingly, the amount the Company might receive and when it will be available is not currently known.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2004, the Company has a significant working capital deficit of $5,148,116. The major components of the working capital deficit include:
$1,109,018 due to affiliates, $991,611 in accounts payable and accrued expenses, current portion of long-term debt and notes payable in the amount of $923,280, notes payable due related parties of $1,124,267 and net current liabilities of discontinued operations in the amount of $1,147,158. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently negotiating a line of credit of up to $150,000 in addition to exploring additional sources of liquidity, through debt and equity financing alternatives and potential sales of its common stock in private placement transactions. Additionally, the Company has extended some of its notes payable and plans on negotiating with its remaining debt holders to continue to extend or convert some or all of the debt. If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the debt repayments currently past due, or (iii) unable to raise additional funds through private placement sales of its common stock, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

SALES AND REVENUES
During the three months ended September 30, 2004, the Company's only continuing operation consisted of the operations of LBI, which was acquired on May 5, 2004. All operations in fiscal 2004 were discontinued.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
Selling, general and administrative ("SG&A") expenses have increased $70,840 (101%) during the three month period ended September 30, 2004, as compared to the year earlier period. The fiscal 2005 amount includes $78,370 in SG&A for LBI and $62,510 for corporate SG&A. The fiscal 2004 amount includes only corporate SG&A.

STOCK OPTION AND WARRANT COMPENSATION
Stock option and warrant compensation amounted to $108,334 during the three-month period ended September 30, 2003, and none in fiscal 2005. The Company hired a new Chief Executive Officer in March 2003, as a part of the purchase of FutureSmart. One-third of the options she received vested upon receipt and the remaining two-thirds were to vest one-third at the end of year one and one-third at the end of year two. The compensation expense in fiscal 2004 is the difference between the exercise price and the market price on the date of the grant.

INTEREST EXPENSE
Interest expense amounted to $61,992 ($25,041 for related parties) during the three month period ended September 30, 2004, as compared to the year earlier period amount of $43,429 ($17,177 for related parties). The increase in interest expense of $18,563 ($7,864 for related parties) is primarily due to the interest accruing on the debentures, a transfer of debt from discontinued operations to continuing operations and an increase in related party debt of $166,827.

DISCONTINUED OPERATIONS
The loss from discontinued operations amounted to $778,729 during the three month period ended September 30, 2003.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and principal accounting officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2004, and based on its evaluation, our principal executive officer and principal accounting officer have concluded that these controls and procedures are effective.

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended September 30, 2004, the Company issued 449,598 shares of its common stock in exchange for 204,363 shares of its preferred stock. The small business issuer claimed exemption from registration based upon Section 4(2) of the Securities and Exchange Act of 1933.

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

                                              LIFESTYLE INNOVATIONS, INC.

         Date:    November 15, 2004           By:  /s/ Paul Johnson
                                                   --------------------------
                                                   Paul Johnson, President
                                                   Acting CEO and Principal
                                                   Accounting Officer