Form 10QSB
period 2004-12-31
LIFESTYLE INNOVATIONS INC
filed 2005-02-14
CIK 80327

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                 For Quarter Ended:           DECEMBER 31, 2004


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


The number of shares outstanding of registrant's common stock, par value $.001 per share, as of January 31, 2004 was 27,892,093 shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                                LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES


                                                   INDEX

                                                                                                      Page
                                                                                                       No.
                                                                                                      -----
Part I.       Financial Information (unaudited)

      Item 1. Condensed Consolidated Balance Sheet - December 31, 2004                                  3

              Condensed Consolidated Statements of Operations -                                         4
              Three Months Ended December 31, 2004 and 2003

              Condensed Consolidated Statements of Operations -                                         5
              Six Months Ended December 31, 2004 and 2003

              Condensed Consolidated Statement of Stockholders' Deficit -                               6
              Six Months Ended December 31, 2004 and 2003

              Condensed Consolidated Statements of Cash Flows -                                         7
              Six Months Ended December 31, 2004 and 2003

              Notes to Condensed Consolidated Financial Statements                                    8-22

      Item 2. Management's Discussion and Analysis or Plan of Operation                               23-26

      Item 3. Controls and Procedures                                                                  27

Part II.      Other Information                                                                       28-30


LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004
(UNAUDITED)

                                               ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                              $      9,802
 Accounts receivable, net                                                                     83,969
 Marketable equity securities                                                                  9,000
 Inventory                                                                                    59,526
 Loans and advances                                                                           62,000
                                                                                        -------------
    Total current assets                                                                     224,297
Property and equipment, net                                                                   11,655
Goodwill, net                                                                                253,049
Other assets                                                                                  44,773
                                                                                        -------------
     Total assets                                                                       $    533,774
                                                                                        =============

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Notes payable and current installments of long-term debt                               $    923,024
 Notes payable - related parties                                                           1,124,267
 Accounts payable                                                                            240,798
 Accrued expenses                                                                            788,360
 Due to affiliates                                                                         1,138,999
 Current liabilities of discontinued operations                                            1,147,158
                                                                                        -------------
     Total current liabilities                                                             5,362,606
Long-term debt less current installments                                                     159,143
                                                                                        -------------
     Total liabilities                                                                     5,521,749
                                                                                        -------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT
 Series A convertible preferred stock: $.10 par value; 1,000,000 shares authorized;
  577,389 shares issued and outstanding; liquidation preference $1,587,820;
  convertible into 1,270,256 shares of common stock                                           57,739
 Common stock: $.001 par value; authorized 250,000,000 shares; issued and
  outstanding - 26,885,134 shares                                                             26,885
 Additional paid in capital                                                               13,796,915
 Common stock warrants                                                                       206,295
 Stock subscription receivable                                                                (4,000)
 Accumulated deficit                                                                     (19,071,809)
                                                                                        -------------
     Total stockholders' deficit                                                          (4,987,975)
                                                                                        -------------
     Total liabilities and stockholders' deficit                                        $    533,774
                                                                                        =============

See accompanying notes to condensed consolidated financial statements.


LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)

                                                             2004             2003
                                                        -------------     -------------
SALES AND REVENUES
  Products                                              $    261,272      $         --

                                                        -------------     -------------
                                                             261,272                --
COST OF SALES                                                134,410                --
                                                        -------------     -------------
  GROSS PROFIT                                               126,862                --

OPERATING EXPENSES:
  Selling, general and administrative expense                 98,663           144,880
  Stock option and warrant compensation                           --          (243,748)
  Management fee - parent                                         --            10,000
                                                        -------------     -------------
    Total operating expenses                                  98,663           (88,868)
                                                        -------------     -------------
EARNINGS (LOSS) FROM OPERATIONS                               28,199            88,868
OTHER INCOME (EXPENSE):
  Other income                                                    89                --
  Unrealized gain from marketable equity securities            9,000                --
  Interest expense                                           (45,992)          (26,578)
  Interest expense - related parties                         (32,541)          (21,961)
                                                        -------------     -------------
                                                             (69,444)          (48,539)
                                                        -------------     -------------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS                   (41,245)           40,329
Discontinued operations:
 Loss from discontinued operations                            (6,270)       (5,722,000)
 Income tax benefit                                               --                --
                                                        -------------     -------------
                                                              (6,270)       (5,722,000)
                                                        -------------     -------------
NET LOSS                                                $    (47,515)     $ (5,681,671)
                                                        =============     =============

NET EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED:
  CONTINUING OPERATIONS                                 $      (0.00)     $       0.00
  DISCONTINUED OPERATIONS                                      (0.00)            (0.27)
                                                        -------------     -------------
    NET LOSS PER SHARE, BASIC AND DILUTED               $      (0.00)     $      (0.27)
                                                        =============     =============

WEIGHTED AVERAGE SHARES OUTSTANDING                       24,974,541        20,819,053
                                                        =============     =============

See accompanying notes to condensed consolidated financial statements.


LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)

                                                            2004              2003
                                                        -------------     -------------
SALES AND REVENUES
  Products                                              $    447,165      $         --

                                                        -------------     -------------
                                                             447,165                --
COST OF SALES                                                229,779                --
                                                        -------------     -------------
  GROSS PROFIT                                               217,386                --

OPERATING EXPENSES:
  Selling, general and administrative expense                240,311           198,419
  Stock option and warrant compensation                           --          (135,414)
  Management fee - parent                                         --            25,000
                                                        -------------     -------------
    Total operating expenses                                 240,311            88,005
                                                        -------------     -------------
EARNINGS (LOSS) FROM OPERATIONS                              (22,925)          (88,005)
OTHER INCOME (EXPENSE):
  Other income                                                    89                --
  Unrealized gain from marketable equity securities            9,000                --
  Interest expense                                           (82,943)          (69,330)
  Interest expense - related parties                         (57,582)          (39,139)
                                                        -------------     -------------
                                                            (131,436)         (108,469)
                                                        -------------     -------------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS                  (154,361)         (196,474)
Discontinued operations:
 Loss from discontinued operations                            (4,582)       (6,498,376)
 Income tax benefit                                               --                --
                                                        -------------     -------------
                                                              (4,582)       (6,498,376)
                                                        -------------     -------------
NET LOSS                                                $   (158,943)     $ (6,694,850)
                                                        =============     =============

NET EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED:
  CONTINUING OPERATIONS                                 $      (0.01)     $      (0.01)
  DISCONTINUED OPERATIONS                                      (0.00)            (0.31)
                                                        -------------     -------------
    NET LOSS PER SHARE, BASIC AND DILUTED               $      (0.01)     $      (0.32)
                                                        =============     =============

WEIGHTED AVERAGE SHARES OUTSTANDING                       24,963,577        20,763,129
                                                        =============     =============

See accompanying notes to condensed consolidated financial statements.


LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED DECEMBER 31, 2004
(UNAUDITED)

                                                                                                        Additional
                                       Preferred Stock                      Common Stock                  Paid-in
                                   Shares          Par Value           Shares          Par Value          Capital
                               -------------     -------------     -------------     -------------     -------------
Balance, June 30, 2004              781,752      $     78,175        26,053,625      $     26,054      $ 13,827,582
 Preferred stock converted
  to common stock                  (204,363)          (20,436)          449,598               449            19,987
Debentures converted to
  common stock                           --                --           381,911               382           (50,654)
 Net loss                                --                --                --                --                --

                               -------------     -------------     -------------     -------------     -------------
Balance, December 31, 2004          577,389      $     57,739        26,885,134      $     26,885      $ 13,796,915
                               =============     =============     =============     =============     =============



                                  Common            Stock
                                   Stock         Subscription       Accumulated       Treasury
                                  Warrants        Receivable         (Deficit)          Stock              Total
                               -------------     -------------     -------------     -------------     -------------
Balance, June 30, 2004         $    206,295      $     (4,000)     $(18,912,866)     $    (76,984)     $ (4,855,744)
 Preferred stock converted
  to common stock                        --                --                --                --                --
Debentures converted to
  common stock                           --                --                --            76,984            26,712
 Net loss                                --                --          (158,943)               --          (158,943)

                               -------------     -------------     -------------     -------------     -------------
Balance, December 31, 2004     $    206,295      $     (4,000)     $(19,071,809)     $         --      $ (4,987,975)
                               =============     =============     =============     =============     =============

See accompanying notes to condensed consoliated financial statements.


LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)
                                                                         2004             2003
                                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $  (158,943)     $(6,694,850)
 Loss from discontinued operations                                        (4,582)      (6,498,376)
                                                                     ------------     ------------
   Loss from continuing operations                                      (154,361)        (196,474)
Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                                             1,542               --
  Amortization                                                            22,608               --
  Unrealized gain from marketable equity securities                       (9,000)
  Common stock issued for services                                            --          113,750
  Common stock option expense                                                 --         (135,414)
  Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
     Accounts and notes receivable                                       (31,207)              --
     Inventories                                                         (32,573)              --
     Prepaid expenses and other assets                                        --           13,315
     Accounts payable and accrued expenses                                95,853           42,757
                                                                     ------------     ------------
        Net cash used by continuing operations                          (107,138)        (162,066)
        Net cash provided (used) by discontinued operations               36,329         (282,743)
                                                                     ------------     ------------
          Net cash used by operations                                    (70,809)        (444,809)
                                                                     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets of subsidiary                                    --           60,000
                                                                     ------------     ------------
Net cash provided by continuing operations                                    --           60,000
        Net cash used by discontinued operations                              --          (10,967)
                                                                     ------------     ------------
          Net cash provided by investing activities                           --           49,033
                                                                     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds                                                                 --          365,000
Repayment of notes payable                                                (2,311)        (180,000)
Loans and advances from related parties                                   55,475          281,332
Loans made                                                                (6,500)         (15,000)
                                                                     ------------     ------------
Net cash provided by continuing operations                                46,664          451,332
        Net cash used by discontinued operations                              --          (51,006)
                                                                     ------------     ------------
          Net cash provided by financing activities                       46,664          400,326
                                                                     ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (24,145)           4,550
CASH AND CASH EQUIVALENTS, beginning of period                            33,947           27,757
                                                                     ------------     ------------
CASH AND CASH EQUIVALENTS, end of period                             $     9,802      $    32,307
                                                                     ============     ============

See accompanying notes to condensed consolidated financial statements.


LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


A.       BASIS OF PRESENTATION AND ORGANIZATION

         (1) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Lifestyle Innovations, Inc. ("LFSI") and its wholly owned subsidiaries: LST of Baltimore, Inc. ("LBI"); Lifestyle Technologies Franchising Corp. ("Franchising"); Brittany Enterprises, Inc. ("Brittany"); SYSLYNC - COLORADO, Inc. ("Colorado") and FutureSmart Systems, Inc. ("FutureSmart") (collectively the "Company"). Franchising, Brittany, Colorado and FutureSmart are included in discontinued operations. All material intercompany accounts and transactions have been eliminated.

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

                  On September 5, 2002, LFSI acquired LST, a Delaware corporation, and its wholly owned subsidiaries, Franchising, LS-Security and LSTA, all organized in July 2001. LFSI issued 16,000,000 shares of its common stock to RCG Companies Incorporated, formerly eResource Capital Group, Inc. ("RCG"), to acquire 100% interest in LST. On February 20, 2003, LFSI reorganized its corporate structure. Integrators became a wholly owned subsidiary of LFSI and the company-store operations located in Charlotte, NC and Atlanta, GA were transferred to Integrators. Simultaneously, Franchising became a subsidiary of LFSI, while LST and LS-Security became inactive. LFSI had only nominal operations prior to the merger, leasing two condominium units. Accordingly, for accounting purposes the transaction was treated as the issuance of stock by LST for the net monetary assets of LFSI, accompanied by a recapitalization of LST. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical financial statements prior to September 5, 2002, are those of LST. At December 31, 2004, RCG owns 43% of the outstanding common stock of LFSI.

         (3) NATURE OF BUSINESS AND CURRENT OPERATIONS - LBI is a full service home technology integration company providing builders, homeowners, and commercial customers with complete installation and equipment for structured wiring, security, personal computer networking, audio, video, home theater, central vacuum and accent lighting.

                  Brittany owned two condominium units in Dallas, Texas until October 2004, when they were sold. Brittany has been included in discontinued operations for all periods presented.

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

         (6) GOING CONCERN - At December 31, 2004, the Company has a significant working capital deficit of $5,138,309. The major components of the working capital deficit include: $1,138,999 due to affiliates, $1,029,158 in accounts payable and accrued expenses, current portion of long-term debt and notes payable in the amount of $923,024, notes payable due related parties of $1,124,267 and net current liabilities of discontinued operations in the amount of $1,147,158. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently exploring additional sources of liquidity, through debt and equity financing alternatives and potential sales of its common stock in private placement transactions. Additionally, the Company has extended some of its notes payable and plans on negotiating with its remaining debt holders to continue to extend or convert some or all of the debt. If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the debt repayments currently past due, or (iii) unable to raise additional funds through private placement sales of its common stock, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

         If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income
         (loss) and net income (loss) per share, basic and diluted, would have been as follows:

         Three Months Ended December 31, 2004 and 2003
         ---------------------------------------------

                                                                Fiscal 2005      Fiscal 2004
                                                                ------------     ------------
         Net loss, as reported                                  $   (47,515)     $(5,681,671)

         Add:  Stock-based employee compensation included
            in reported net loss                                         --         (243,748)

         Deduct:  Total stock-based compensation expense
            determined under fair value method for all awards           (--)             (--)
                                                                ------------     ------------

         Net loss, proforma                                     $   (47,515)     $(5,925,419)
                                                                ============     ============

         Net loss per share, basic and diluted                  $      (.00)     $      (.28)
                                                                ============     ============


         Six Months Ended December 31, 2004 and 2003
         -------------------------------------------

                                                                Fiscal 2005      Fiscal 2004
                                                                ------------     ------------
         Net loss, as reported                                  $  (158,943)     $(6,694,850)

         Add:  Stock-based employee compensation included
            in reported net loss                                         --         (135,414)

         Deduct:  Total stock-based compensation expense
            determined under fair value method for all awards           (--)             (--)
                                                                ------------     ------------

         Net loss, proforma                                     $  (158,943)     $(6,830,264)
                                                                ============     ============

         Net loss per share, basic and diluted                  $      (.01)     $      (.33)
                                                                ============     ============


         Options and warrants issued to non-employees are accounted for under FAS No. 123, "Accounting for Stock Based Compensation". For the options and warrants issued to non-employees, the fair value of each award is calculated using the Black-Scholes Model in accordance with FAS No. 123.

         On May 7, 2002, the Board of Directors adopted and the shareholders approved by majority consent the Princeton Mining Company 2002 Stock Option Plan. The plan provides for the issuance of up to 2 million shares of the Company's $.001 par value common stock in connection with stock options and other awards under the plan. The plan authorizes the grant of incentive stock options and non-statutory stock options. At December 31, 2004, there were options granted under the plan for 680,461 shares (net of forfeitures), all of which are vested and 1,319,539 shares available for grant. There are non-qualified options to purchase 166,666 shares (all vested) outstanding at December 31, 2004, which are not granted under the plan.

         NET LOSS PER COMMON SHARE

         The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All potential dilutive securities are antidilutive as a result of the Company's net loss for the three and six month periods ended December 31, 2004 and 2003, respectively. Accordingly, basic and diluted EPS are the same for each period.

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

         Sports' common stock was not trading at the time of the exchange, and the companies that were sold had liabilities which exceeded their assets. Based on this information, the Company's management believes the value of the Sports common stock owned had no value on the date of the exchange. Accordingly, the Company has recorded a zero value for the stock received in the above transactions. At December 31, 2004, Sports had changed its name to Lauraan Corp. ("LRCJ") and with limited trading closed at $.12 per share at the end of the quarter. The Company recognized an unrealized gain of $9,000 during the quarter ended December 31, 2004.

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

         DISCONTINUED OPERATIONS
         -----------------------

         Discontinued operations include the results of operations for Georgia, Franchising, Brittany, FutureSmart, Colorado and Integrators and its wholly owned subsidiaries during the periods owned by the Company and may be summarized for the three and six months ended December 31, 2004 and 2003 as follows:

         THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

         Revenues                                        $        --      $   367,392
                                                         ============     ============
         Net earnings (loss) from operations             $       654      $  (261,970)
         Asset impairment                                         --       (6,089,540)
         Gain (loss) on sale of assets                        (6,924)         629,510
                                                         ------------     ------------

           Net loss                                      $    (6,270)     $(5,722,000)
                                                         ============     ============

         Net loss per share, basic and diluted           $      (.00)     $      (.27)
                                                         ============     ============

         SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

         Revenues                                        $        --      $ 1,662,267
                                                         ============     ============
         Net earnings (loss) from operations             $     2,342      $(1,038,346)
         Asset impairment                                         --       (6,089,540)
         Gain (loss) on sale of assets                        (6,924)         629,510
                                                         ------------     ------------

           Net loss                                      $    (4,582)     $(6,498,376)
                                                         ============     ============

         Net loss per share, basic and diluted           $      (.00)     $      (.31)
                                                         ============     ============


         Net non-current assets of discontinued operations includes fixed assets which are fully depreciated.

         Net current liabilities of discontinued operations includes: accounts receivable (fully reserved); $130,681 in accounts payable; $232,023 due to RCG and subsidiaries; $295,000 in notes payable; and $489,454 in accrued expenses as of December 31, 2004.

D.       NOTES PAYABLE AND LONG-TERM DEBT

         Long-term debt and notes payable at December 31, 2004, consists of the following:

         Unsecured note payable - due in monthly installments of $1,450, commencing
            November 1, 2004 with interest at 12% until the principal is paid in full;
            convertible into the Company's common stock at $2.50 per share; past due                      $  145,000
         Note payable - due June 30, 2005; with interest at 12%                                               34,919
         Convertible debentures - due May 4, 2009; with interest at 1% (1)                                   150,833
         Note payable - due upon demand; with interest at 4.5%;
            Uncollateralized (2)                                                                              45,274
         Note payable to bank - due July 31, 2004; with interest at 8.5%; collateralized by a blanket
            lien on all business assets of LBI; guaranteed by the president of LBI                            43,495
         Note payable - due in monthly installments of $361; with final payment due on
            October 17, 2007; collateralized by a vehicle; non-interest bearing                               12,646
         Note payable - due in August 2003 with interest at 12% and collateralized by certain home
            technology accounts receivable and inventory (3)                                                 650,000
                                                                                                          -----------
              Total notes payable and long-term debt                                                       1,082,167
              Less current portion of long-term debt                                                         923,024
                                                                                                          -----------
                Long-term debt less current portion                                                       $  159,143
                                                                                                          ===========


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

         Since the $250,000 in convertible debentures bear interest at 1%, the Company discounted this amount by 6% to arrive at an effective cost of 7%. The discount of $64,687 was recorded as additional paid-in capital. The additional 6% interest will accrue monthly and be added to the convertible debenture balance. The discount associated with any principal conversion is immediately recorded as interest expense. During the three and six months ended December 31, 2004, $2,566 and $5,773, respectively, in interest was accrued and added to the convertible debenture balance.

         The First Debenture A conversion price of $0.42 per share was higher than the per share price of the Company's common stock on the issuance date of May 5, 2004. The Second Debenture conversion price of $0.001 per share was lower than the per share price of the Company's common stock on the issuance date of May 4, 2004. In accordance with the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company should record a beneficial conversion feature related to the debentures. However, since the debenture was converted prior to June 30, 2004, no beneficial conversion was recorded as it would have been fully amortized at June 30, 2004. In connection with the convertible debt financing, the Company capitalized $58,400 of debt issuance costs, which are included in other assets. These costs are being amortized over the life of the convertible debentures. As of December 31, 2004, $39,690 of the debt financing costs remain and $2,617 and $5,234 was amortized during the three and six months ended December 31, 2004, respectively. In addition, loan costs in the amount of $5,396 were expensed when the related principal obligation of $26,596 (face value) was converted during the quarter ended December 31, 2004.

         On May 24, 2004, $800 in debenture principal and the related interest was converted into 800,438 shares of the Company's common stock. On June 16, 2004, $26,972 in debenture principal and the related interest was converted into 1,000,030 shares of the Company's common stock. The 1,800,468 shares were issued from the 4,000,000 shares of treasury stock contributed by RCG. During the quarter ended December 31, 2004, debenture principal in the face amount of $26,596 was converted into 2,581,443 shares of the Company's common stock. The shares included the Company's remaining treasury stock of 2,199,532 shares and 381,911 newly issued shares.

         The conversion price and number of shares of common stock issuable upon conversion of the debentures is subject to adjustment for stock splits and combinations and other dilutive events. To satisfy its conversion obligations under the debentures, the Company placed 50,000,000 shares of its common stock into escrow for potential issuance to HEM upon conversion of the debentures. As of December 31, 2004, 45,618,089 shares of common stock remain in escrow. Unless and until the debentures are converted, HEM has no voting or other ownership rights in any of the shares of the Company's common stock held in escrow and the shares in escrow are not treated by the Company as being issued and outstanding.

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

         (3) At the option of the note holder, this note can be converted into RCG's common stock at a ratio of one share of common stock for each $4.55 of outstanding principal and interest. RCG's common stock closed at $1.25 on December 31, 2004.

E.       NOTES PAYABLE - RELATED PARTIES

         Notes payable to related parties at December 31, 2004, consist of the following:

         Note payable to the wife of G. David Gordon - due April 1, 2005; interest payable monthly from November 1, 2004 at 12%; convertible into the Company's common stock at $2.50 per share after January 1, 2005; collateralized by a security interest in the Company's
            investment in LBI; past due                                                                $  500,000
         Unsecured note payable to G. David Gordon - due in monthly installments of
            $5,056 with interest at 12% until paid in full; convertible into the
            Company's common stock at $2.50 per share; past due                                           505,558
         Unsecured note payable to Mike Pruitt - due in monthly payments of $791 with interest at 8% until the principal is paid in full; convertible into the
            Company's common stock at $2.50 per share; past due                                           118,709
                                                                                                       -----------

              Total                                                                                    $1,124,267
                                                                                                       ===========


F.       INCOME TAXES

         Deferred income taxes at December 31, 2004 consist primarily of net operating loss carryforwards, which amount to approximately $19,600,000 and expire between 2020 and 2024. A valuation allowance has been recorded for the full amount of the deferred tax assets. Further, due to substantial limitations placed on the utilization of net operating losses following a change in control, utilization of such NOL's could be limited.

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

         During the three months ended September 30, 2004, 204,363 shares of preferred stock were converted into 449,598 shares of common stock. At December 31, 2004, 577,389 shares of preferred stock are outstanding.

H.       TRANSACTIONS WITH RELATED PARTIES

         At December 31, 2004, notes and advances due to affiliates from continuing operations consisted of the following:

         Due to RCG and its subsidiaries                                                               $  945,372
         Advance from and accrued interest payable to Michael Pruitt, CEO of RCG                           10,688
         Advances from and accrued interest payable to G. David Gordon, a shareholder
            and creditor of LFSI and RCG                                                                  167,388
         Advances from Steven Zink, President of LBI                                                       15,551
                                                                                                       -----------

                                                                                                       $1,138,999
                                                                                                       ===========


         The amount due to RCG and its subsidiaries represents net advances to and from RCG and its subsidiaries. RCG also has provided various services to the Company, including accounting and finance assistance, capital and debt raising, human resources and other general and administrative services, until November 2003. For the three and six months ended December 30, 2003, RCG charged the Company $15,000 and $25,000, respectively, (none was charged in fiscal 2005).

         During fiscal 2004, RCG returned 4,000,000 shares of the Company's common stock, which has been recorded as treasury stock. This transaction was related to an indemnification agreement between RCG and the Company, where RCG is indemnified against potential liabilities as a shareholder of the Company.

         At December 31, 2004, total debt outstanding to G. David Gordon, his wife and a company in which he is the principal shareholder, was $1,005,558 which is included in notes payable to related parties. Mr. Gordon acts as special legal counsel to RCG and the Company from time to time and is a shareholder of both.

         Paul B. Johnson, President and acting Chief Executive Officer of the Company, is owed $28,544 in accrued compensation at December 31, 2004, which is included in accrued expenses.

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

         Mr. Gordon had an ownership interest in the three markets in South Carolina along with Mr. Pruitt, as discussed above; three locations in the Dallas market along with Mr. Johnson; and four additional markets in Houston, Texas; Raleigh, North Carolina; Wilmington, North Carolina; and Greensboro, North Carolina. These four markets had paid the Company and its subsidiaries all amounts owed during fiscal 2004.

         Revenues from these franchisees for the three and six months ended December 31, 2003, are as follows (there were no sales during the current fiscal year):

         Houston and three North Carolina markets     $ 20,000     $ 79,000
         Three South Carolina markets                    1,000       26,000
         Three Maryland markets                          4,000       10,000
         LVA and subsidiaries                            4,000       30,000
         Dallas                                          3,000       21,000
                                                      ---------    ---------

                                                      $ 32,000     $166,000
                                                      =========    =========


I.       BUSINESS SEGMENT INFORMATION

         As of December 31, 2004, the Company's continuing operations consisted of one location. Accordingly, the Company only operates in one business segment.

J.       COMMITMENTS AND CONTINGENCIES

         Future minimum operating lease commitments under non-cancelable leases for office space is summarized as follows:

         Fiscal year                                              Total
         -----------                                            --------

         2005 (balance of fiscal year)                          $24,850
         2006                                                    49,700
         2007                                                     4,200
                                                                --------

                                                                $78,750
                                                                ========

         Rent expense from continuing operations for the three and six months ended December 31, 2004, amounted to $12,483 and $28,942, respectively. There was no rent expense in continuing operations during fiscal 2004.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

>From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: changes in the economy or in specific customer industry sectors; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product and labor; changes in operating expenses; the effect of price increases or decreases; the variability and timing of business opportunities including acquisitions, alliances, customer agreements and supplier authorizations; the Company's ability to realize the anticipated benefits of acquisitions and other business strategies; the incurrence of debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within the Company; the emergence of new competitors, including firms with greater financial resources than the Company; adverse state and federal regulation and legislation; and the occurrence of extraordinary events, including natural events and acts of God, fires, floods and accidents.

LFSI through LBI is a full service home technology integration company providing builders, homeowners, and commercial customers with complete installation and equipment for audio, video, home theater, security, computer networking, central vacuum and accent lighting.

Brittany was the owner of two condominium units in Dallas, Texas which were sold in October 2004. The operations of Brittany are included in discontinued operations for all periods presented.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, the Company has a significant working capital deficit of $5,138,309. The major components of the working capital deficit include:
$1,138,999 due to affiliates, $1,029,158 in accounts payable and accrued expenses, current portion of long-term debt and notes payable in the amount of $923,024, notes payable due related parties of $1,124,267 and net current liabilities of discontinued operations in the amount of $1,147,158. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently exploring additional sources of liquidity, through debt and equity financing alternatives and potential sales of its common stock in private placement transactions. Additionally, the Company has extended some of its notes payable and plans on negotiating with its remaining debt holders to continue to extend or convert some or all of the debt. If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the debt repayments currently past due, or (iii) unable to raise additional funds through private placement sales of its common stock, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

During the six months ended December 31, 2004, debentures with a face value of $26,596 were converted into 2,581,443 shares (including 2,199,532 shares of treasury stock) of the common stock of the Company.

                  THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

SALES AND REVENUES

During the three months ended December 31, 2004, the Company's only continuing operation consisted of the operations of LBI, which was acquired on May 5, 2004. All other operations were discontinued in fiscal 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative ("SG&A") expenses have decreased $46,217 (32%) during the three month period ended December 31, 2004, as compared to the year earlier period. The fiscal 2005 amount includes $61,707 in SG&A for LBI and $36,956 for corporate SG&A. The fiscal 2004 amount includes only corporate SG&A. During fiscal 2004, the Company issued common stock valued at $113,750 in exchange for marketing and consulting services.

STOCK OPTION AND WARRANT COMPENSATION

Stock option and warrant compensation amounted to ($243,745) during the three-month period ended December 31, 2003, and none in fiscal 2005. The Company hired a new Chief Executive Officer in March 2003, as a part of the purchase of FutureSmart. One-third of the options she received vested upon receipt and the remaining two-thirds were to vest one-third at the end of year one and one-third at the end of year two. Compensation expense was accrued on a monthly basis in fiscal 2004 for the difference between the exercise price and the market price on the date of the grant, until the resignation of the Chief Executive Officer in October 2003. The accrual since March 2003 for all un-vested options was reversed in October 2003.

INTEREST EXPENSE

Interest expense amounted to $78,533 ($32,541 for related parties) during the three month period ended December 31, 2004, as compared to the year earlier period amount of $48,539 ($21,961 for related parties). The increase in interest expense of $29,994 ($10,580 for related parties) is primarily due to expensing the unamortized loan cost associated with converted debentures, the interest accruing on the debentures, a transfer of debt from discontinued operations to continuing operations and an increase in related party debt of $144,401.

DISCONTINUED OPERATIONS

The loss from discontinued operations amounted to $6,270 and $5,722,000 during the three month period ended December 31, 2004 and 2003, respectively.

                   SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

SALES AND REVENUES

During the six months ended December 31, 2004, the Company's only continuing operation consisted of the operations of LBI, which was acquired on May 5, 2004. All other operations were discontinued in fiscal 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

SG&A expenses have increased $41,892 (21%) during the three month period ended December 31, 2004, as compared to the year earlier period. The fiscal 2005 amount includes $140,846 in SG&A for LBI and $99,465 for corporate SG&A. The fiscal 2004 amount includes only corporate SG&A.

STOCK OPTION AND WARRANT COMPENSATION

Stock option and warrant compensation amounted to ($135,414) during the six-month period ended December 31, 2003, and none in fiscal 2005. The Company hired a new Chief Executive Officer in March 2003, as a part of the purchase of FutureSmart. One-third of the options she received vested upon receipt and the remaining two-thirds were to vest one-third at the end of year one and one-third at the end of year two. Compensation expense was accrued on a monthly basis in fiscal 2004 for the difference between the exercise price and the market price on the date of the grant, until the resignation of the Chief Executive Officer in October 2003. The accrual since March 2003 for all un-vested options was reversed in October 2003.

INTEREST EXPENSE

Interest expense amounted to $140,525 ($57,582 for related parties) during the six month period ended December 31, 2004, as compared to the year earlier period amount of $108,469 ($39,139 for related parties). The increase in interest expense of $32,056 ($18,443 for related parties) is primarily due to expensing the unamortized loan cost associated with converted debentures, the interest accruing on the debentures, a transfer of debt from discontinued operations to continuing operations and an increase in related party debt of $144,401.

DISCONTINUED OPERATIONS

The loss from discontinued operations amounted to $4,582 and $6,498,376 during the six month period ended December 31, 2004 and 2003, respectively.

ITEM 3.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and principal accounting officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2004, and based on its evaluation, our principal executive officer and principal accounting officer have concluded that these controls and procedures are effective.

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

PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six month period ended December 31, 2004, the Company issued 2,581,443 shares of its common stock (including 2,199,532 from treasury stock) in exchange for convertible debentures with a face value of $26,596. The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

                                            LIFESTYLE INNOVATIONS, INC.

         Date:    February 10, 2005         By: /s/ Paul Johnson
                                                ---------------------------
                                                Paul Johnson, President
                                                Acting CEO and Principal
                                                Accounting Officer