Form 10QSB
period 2005-03-31
LIFESTYLE INNOVATIONS INC
filed 2005-05-20
CIK 80327

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10 QSB

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


                        For Quarter Ended: MARCH 31, 2005


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

                                  817-291-4000
                                  ------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].


The number of shares outstanding of registrant's common stock, par value $.001 per share, as of April 30, 2005 was 27,892,093 shares.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]  No [X].

                  LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                          Page
                                                                           No.
                                                                           ---
Part I.       Financial Information (unaudited)

   Item 1.    Condensed Consolidated Balance Sheet - March 31, 2005         3

              Condensed Consolidated Statements of Operations -             4
              Three Months Ended March 31, 2005 and 2004

              Condensed Consolidated Statements of Operations -             5
              Nine Months Ended March 31, 2005 and 2004

              Condensed Consolidated Statement of Stockholders' Deficit -   6
              Nine Months Ended March 31, 2005

              Condensed Consolidated Statements of Cash Flows -             7
              Nine Months Ended March 31, 2005 and 2004

              Notes to Condensed Consolidated Financial Statements        8-20

   Item 2.    Management's Discussion and Analysis or Plan of Operation   21-23

   Item 3.    Controls and Procedures                                      24

Part II.      Other Information                                           25-27


LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet
March 31, 2005
(Unaudited)

                                                    ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                                               $     11,992
 Accounts receivable, net                                                                      52,895
 Marketable equity securities                                                                     750
 Inventory                                                                                     17,684
                                                                                         ------------
    Total current assets                                                                       83,321
Property and equipment, net                                                                    10,884
Goodwill, net                                                                                 253,049
Other assets                                                                                   40,797
                                                                                         ------------
     Total assets                                                                        $    388,051
                                                                                         ============

                                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Notes payable and current installments of long-term debt                                $    917,234
 Notes payable - related parties                                                            1,124,267
 Accounts payable                                                                             224,654
 Accrued expenses                                                                             811,197
 Due to affiliates                                                                          1,172,540
 Current liabilities of discontinued operations                                             1,147,158
                                                                                         ------------
     Total current liabilities                                                              5,397,050
Long-term debt less current installments                                                      152,899
                                                                                         ------------
     Total liabilities                                                                      5,549,949
                                                                                         ------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT
 Series A convertible preferred stock: $.10 par value; 1,000,000 shares authorized;
  577,389 shares issued and outstanding; liquidation preference $1,587,820;
   convertible into 1,270,256 shares of common stock                                           57,739
 Common stock: $.001 par value; authorized 250,000,000 shares; issued and
  outstanding - 27,892,093 shares                                                              27,892
 Additional paid in capital                                                                13,804,970
 Common stock warrants                                                                        206,295
 Stock subscription receivable                                                                 (4,000)
 Accumulated deficit                                                                      (19,254,794)
                                                                                         ------------
     Total stockholders' deficit                                                           (5,161,898)
                                                                                         ------------
     Total liabilities and stockholders' deficit                                         $    388,051
                                                                                         ============

See accompanying notes to condensed consolidated financial statements.

                                                      3

LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

                                                                     2005              2004
                                                                     ----              ----
Sales and revenues
  Products                                                      $    134,038       $         --
                                                                ------------       ------------
                                                                     134,038                 --
COST OF SALES                                                        106,237                 --
                                                                ------------       ------------
  GROSS PROFIT                                                        27,801                 --

OPERATING EXPENSES:
  Selling, general and administrative expense                        119,799             72,829
                                                                ------------       ------------
    Total operating expenses                                         119,799             72,829
                                                                ------------       ------------
EARNINGS (LOSS) FROM OPERATIONS                                      (91,998)           (72,829)
OTHER INCOME (EXPENSE):
  Other income                                                           328              2,144
  Unrealized gain (loss) from marketable equity securities            (8,250)                --
  Interest expense                                                   (36,775)           (14,697)
  Interest expense - related parties                                 (33,728)           (22,356)
                                                                ------------       ------------
                                                                     (78,425)           (34,909)
                                                                ------------       ------------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS                          (170,423)          (107,738)
Discontinued operations:
 Loss from discontinued operations                                   (12,562)        (1,439,964)
 Income tax benefit                                                       --                 --
                                                                ------------       ------------
                                                                     (12,562)        (1,439,964)
                                                                ------------       ------------
NET LOSS                                                        $   (182,985)      $ (1,547,702)
                                                                ============       ============

NET EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED:
  CONTINUING OPERATIONS                                         $      (0.01)      $         --
  DISCONTINUED OPERATIONS                                              (0.00)             (0.07)
                                                                ------------       ------------
    NET LOSS PER SHARE, BASIC AND DILUTED                       $      (0.01)      $      (0.07)
                                                                ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING                               27,735,455         20,826,389
                                                                ============       ============

See accompanying notes to condensed consolidated financial statements.


LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

                                                             2005               2004
                                                             ----               ----
Sales and revenues
  Products                                               $    581,203       $         --
                                                         ------------       ------------
                                                              581,203                 --
COST OF SALES                                                 336,015                 --
                                                         ------------       ------------
  GROSS PROFIT                                                245,188                 --

OPERATING EXPENSES:
  Selling, general and administrative expense                 360,112            272,092
  Stock option and warrant compensation                            --           (135,414)
  Management fee - parent                                          --             25,000
                                                         ------------       ------------
    Total operating expenses                                  360,112            161,678
                                                         ------------       ------------
EARNINGS (LOSS) FROM OPERATIONS                              (114,924)          (161,678)
OTHER INCOME (EXPENSE):
  Other income                                                    418              7,712
  Unrealized gain from marketable equity securities               750                 --
  Interest expense                                           (119,718)           (84,027)
  Interest expense - related parties                          (91,310)           (61,494)
                                                         ------------       ------------
                                                             (209,860)          (137,809)
                                                         ------------       ------------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS                   (324,784)          (299,487)
Discontinued operations:
 Loss from discontinued operations                            (17,144)        (7,943,065)
 Income tax benefit                                                --                 --
                                                         ------------       ------------
                                                              (17,144)        (7,943,065)
                                                         ------------       ------------
NET LOSS                                                 $   (341,928)      $ (8,242,552)
                                                         ============       ============

NET EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED:
  CONTINUING OPERATIONS                                  $      (0.01)      $      (0.02)
  DISCONTINUED OPERATIONS                                       (0.00)             (0.38)
                                                         ------------       ------------
    NET LOSS PER SHARE, BASIC AND DILUTED                $      (0.01)      $      (0.40)
                                                         ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING                        25,874,048         20,712,875
                                                         ============       ============

See accompanying notes to condensed consolidated financial statements.


LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED MARCH 31, 2005

(UNAUDITED)

                                                                                               Additional
                                      Preferred Stock        Common Stock                        Paid-in
                                   Shares      Par Value        Shares         Par Value         Capital
                                   ------      ---------        ------         ---------         -------
Balance, June 30, 2004               781,752  $     78,175       26,053,625  $       26,054   $  13,827,582
 Preferred stock converted
  to common stock                   (204,363)      (20,436)         449,598             449          19,987
Debentures converted to
  common stock                             -             -        1,388,870           1,389         (42,599)
 Net loss                                  -             -                -               -               -
                                 ------------ ------------- ---------------- ---------------  --------------
Balance, March 31, 2005              577,389  $     57,739       27,892,093  $       27,892   $  13,804,970
                                 ============ ============= ================ ===============  ==============



                                   Common         Stock
                                    Stock      Subscription   Accumulated       Treasury
                                  Warrants     Receivable      (Deficit)         Stock            Total
                                  --------     ----------      ---------         -----            -----

Balance, June 30, 2004           $   206,295  $     (4,000) $   (18,912,866) $      (76,984)  $  (4,855,744)
 Preferred stock converted
  to common stock                          -             -                -               -               -
Debentures converted to
  common stock                             -             -                           76,984          35,774
 Net loss                                  -             -         (341,928)              -        (341,928)

                                 ------------ ------------- ---------------- ---------------  --------------
Balance, March 31, 2005          $   206,295  $     (4,000) $   (19,254,794) $            -   $  (5,161,898)
                                 ============ ============= ================ ===============  ==============


See accompanying notes to condensed consoliated financial statements.


LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)
                                                                           2005              2004
                                                                           ----              ----
Cash flows from operating activities
Net loss                                                              $  (341,928)      $(8,242,552)
 Loss from discontinued operations                                        (17,144)       (7,943,065)
                                                                      -----------       -----------
   Loss from continuing operations                                       (324,784)         (299,487)
Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                                              2,313             1,265
  Amortization                                                             21,022                --
  Unrealized gain from marketable equity securities                          (750)               --
  Bad debt expense                                                         62,000                --
  Common stock issued for services                                             --           113,750
  Common stock option expense                                                  --          (135,414)
  Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
     Accounts and notes receivable                                          4,593                --
     Inventories                                                            9,270                --
     Prepaid expenses and other assets                                         --            14,148
     Accounts payable and accrued expenses                                109,359            93,594
                                                                      -----------       -----------
        Net cash used by continuing operations                           (116,977)         (212,144)
        Net cash provided (used) by discontinued operations                26,330          (376,644)
                                                                      -----------       -----------
          Net cash used by operations                                     (90,647)         (588,788)
                                                                      -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets of subsidiary                                     --            60,000
                                                                      -----------       -----------
Net cash provided by continuing operations                                     --            60,000
        Net cash used by discontinued operations                               --           (14,149)
                                                                      -----------       -----------
          Net cash provided by investing activities                            --            45,851
                                                                      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds                                                                  --            70,000
Repayment of notes payable                                                (20,324)         (180,000)
Loans and advances from related parties                                    89,016           353,186
Loans made                                                                     --           (62,500)
                                                                      -----------       -----------
Net cash provided by continuing operations                                 68,692           180,686
        Net cash provided by discontinued operations                           --           369,067
                                                                      -----------       -----------
          Net cash provided by financing activities                        68,692           549,753
                                                                      -----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (21,955)            6,816
CASH AND CASH EQUIVALENTS, beginning of period                             33,947             3,080
                                                                      -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                              $    11,992       $     9,896
                                                                      ===========       ===========

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

              LFSI completed its acquisition of FutureSmart effective March 7, 2003. On May 28, 2003, the Board of Directors approved a plan to dispose of FutureSmart. Accordingly, its operations since March 7, 2003, and until October 17, 2003, when it was sold, have been included in discontinued operations.

              On September 5, 2002, LFSI acquired LST, a Delaware corporation, and its wholly owned subsidiaries, Franchising, LS-Security and LSTA, all organized in July 2001. LFSI issued 16,000,000 shares of its common stock to RCG Companies Incorporated, formerly eResource Capital Group, Inc. ("RCG"), to acquire 100% interest in LST. On February 20, 2003, LFSI reorganized its corporate structure. Integrators became a wholly owned subsidiary of LFSI and the company-store operations located in Charlotte, NC and Atlanta, GA were transferred to Integrators. Simultaneously, Franchising became a subsidiary of LFSI, while LST and LS-Security became inactive. The historical financial statements prior to September 5, 2002, are those of LST. At March 31, 2005, RCG owns 41.5% of the outstanding common stock of LFSI.

         (3) NATURE OF BUSINESS AND CURRENT OPERATIONS - LBI is the only operating company in continuing operations. LBI is a full service home technology integration company providing builders, homeowners, and commercial customers with complete installation and equipment for structured wiring, security, personal computer networking, audio, video, home theater, central vacuum and accent lighting.

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

         (6) GOING CONCERN - At March 31, 2005, the Company has a significant working capital deficit of $5,313,729. The major components of the working capital deficit include: $1,172,540 due to affiliates, $1,035,851 in accounts payable and accrued expenses, current portion of long-term debt and notes payable in the amount of $917,234, notes payable due related parties of $1,124,267 and net current liabilities of discontinued operations in the amount of $1,147,158. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently exploring additional sources of liquidity, through debt and equity financing alternatives and potential sales of its common stock in private placement transactions. Additionally, the Company has extended some of its notes payable and plans on negotiating with its remaining debt holders to continue to extend or convert some or all of the debt. If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the debt repayments currently past due, or (iii) unable to raise additional funds through private placement sales of its common stock, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.


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

         The Company hired a new Chief Executive Officer in March 2003, as a part of the purchase of FutureSmart. One-third of the options she received vested upon receipt and the remaining two-thirds were to vest one-third at the end of year one and one-third at the end of year two. Compensation expense was accrued on a monthly basis in fiscal 2004 for the difference between the exercise price and the market price on the date of the grant, until the resignation of the Chief Executive Officer in October 2003. The accrual since March 2003 for all un-vested options was reversed in October 2003, resulting in a negative stock option and warrant compensation expense of $135,414 during the nine-month period ended March 31, 2004.

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

         If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income
         (loss) and net income (loss) per share, basic and diluted, would have been as follows:

         Three Months Ended March 31, 2005 and 2004
         ------------------------------------------
                                                                          Fiscal 2005       Fiscal 2004
                                                                          -----------       -----------
         Net loss, as reported                                          $   (182,985)       $(1,547,702)

         Add:  Stock-based employee compensation included
          in reported net loss                                                     -                  -

         Deduct:  Total stock-based compensation expense
          determined under fair value method for all awards                        -                  -
                                                                        -------------       ------------
         Net loss, proforma                                             $   (182,985)       $(1,547,702)
                                                                        =============       ============
         Net loss per share, basic and diluted                          $       (.01)       $      (.07)
                                                                        =============       ============


         Nine Months Ended March 31, 2005 and 2004
         -----------------------------------------
                                                                          Fiscal 2005        Fiscal 2004
                                                                          -----------        -----------

         Net loss, as reported                                          $   (341,928)       $(8,242,552)

         Add:  Stock-based employee compensation included
            in reported net loss                                                   -           (135,414)

         Deduct:  Total stock-based compensation expense
         determined under fair value method for all awards                         -                  -
                                                                        -------------       ------------

         Net loss, proforma                                             $   (341,928)       $(8,377,966)
                                                                        =============       ============
         Net loss per share, basic and diluted                          $       (.01)       $      (.40)
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

         In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). Among other things, SFAS 123(R) requires expensing the fair value of stock options, previously optional accounting. For transition, upon adoption on January 1, 2006, SFAS 123(R) would require expensing any unvested options and will also require the Company to change the classification of certain tax benefits from option deductions to financing rather than operating cash flows. As of March 31, 2005, the Company did not have any unvested options which would require adjustment upon adoption of SFAS 123(R). Adoption should have the same impact as the pro forma disclosure included under stock option plans above.

         On May 7, 2002, the Board of Directors adopted and the shareholders approved by majority consent the Princeton Mining Company 2002 Stock Option Plan. The plan provides for the issuance of up to 2 million shares of the Company's $.001 par value common stock in connection with stock options and other awards under the plan. The plan authorizes the grant of incentive stock options and non-statutory stock options. At March 31, 2005, there were options granted under the plan for 680,461 shares (net of forfeitures), all of which are vested and 1,319,539 shares available for grant. There are non-qualified options to purchase 166,666 shares (all vested) outstanding at March 31, 2005, which are not granted under the plan.

         NET LOSS PER COMMON SHARE

         The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All potential dilutive securities are antidilutive as a result of the Company's net loss for the three and nine month periods ended March 31, 2005 and 2004, respectively. Accordingly, basic and diluted EPS are the same for each period.

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

Sports' common stock was not trading at the time of the exchange, and the companies that were sold had liabilities which exceeded their assets. Based on this information, the Company's management believes the value of the Sports common stock owned had no value on the date of the exchange. Accordingly, the Company has recorded a zero value for the stock received in the above transactions. At December 31, 2004, Sports had changed its name to Lauraan Corp. ("LRCJ") and with limited trading closed at $.12 per share on that date. At March 31, 2005, LRCJ closed at $.01 per share. The Company recognized an unrealized gain of $9,000 during the quarter ended December 31, 2004 and recognized an unrealized loss of $8,250 during the quarter ended March 31, 2005.

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

DISCONTINUED OPERATIONS
-----------------------
Discontinued operations include the results of operations for Georgia, Franchising, Brittany, FutureSmart, Colorado and Integrators and its wholly owned subsidiaries during the periods owned by the Company and may be summarized for the three and nine months ended March 31, 2005 and 2004 as follows:

                                                Fiscal 2005        Fiscal 2004

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Revenues                                        $        --       $    42,993
                                                ============      ============
Net earnings (loss) from operations             $   (12,562)      $  (135,463)
Asset impairment                                         --        (1,304,501)
Gain (loss) on sale of assets                            --                --
                                                ------------      ------------
  Net loss                                      $   (12,562)      $(1,439,964)
                                                ============      ============

Net loss per share, basic and diluted           $      (.00)      $      (.07)
                                                ============      ============

NINE MONTHS ENDED MARCH 31, 2005 AND 2004

Revenues                                        $        --       $ 2,288,247
                                                ============      ============
Net earnings (loss) from operations             $   (10,220)      $(1,673,521)
Asset impairment                                         --        (6,899,054)
Gain (loss) on sale of assets                        (6,924)          629,510
                                                ------------      ------------

  Net loss                                      $   (17,144)      $(7,943,065)
                                                ============      ============

Net loss per share, basic and diluted           $      (.00)      $      (.40)
                                                ============      ============

Net non-current assets of discontinued operations includes fixed assets which are fully depreciated.

Net current liabilities of discontinued operations includes: accounts receivable (fully reserved); $130,681 in accounts payable; $232,023 due to RCG and subsidiaries; $295,000 in notes payable; and $489,454 in accrued expenses as of March 31, 2005.


D.       NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt and notes payable at March 31, 2005, consists of the following:

Unsecured note payable - due in monthly installments of $1,450, commencing
   November 1, 2004 with interest at 12% until the principal is paid in full;
   convertible into the Company's common stock at $2.50 per share; past due         $  145,000
Note payable - due June 30, 2005; with interest at 12%                                  34,919
Convertible debentures - due May 4, 2009; with interest at 1% (1)                      146,034
Note payable - due on demand; with interest at 4.5%;
   Uncollateralized (2)                                                                 39,484
Note payable to bank - due July 31, 2005; with interest at prime plus 2%;
   collateralized by a blanket lien on all business assets of LBI;
   guaranteed by the president of
LBI 43,495 Note payable - due in monthly installments of $361; with final payment due on October 17, 2007;
   collateralized by a vehicle; non-interest bearing                                    11,201
Note payable - due in August 2003 with interest at 12% and collateralized by
   certain home technology accounts receivable and inventory; past due (3)             650,000
                                                                                    ----------
     Total notes payable and long-term debt                                          1,070,133
     Less current portion of long-term debt                                            917,234
                                                                                    ----------
       Long-term debt less current portion                                          $  152,899
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

Since the $250,000 in convertible debentures bear interest at 1%, the Company discounted this amount by 6% to arrive at an effective cost of 7%. The discount of $64,687 was recorded as additional paid-in capital. The additional 6% interest will accrue monthly and be added to the convertible debenture balance. The discount associated with any principal conversion is immediately recorded as interest expense. During the three and nine months ended March 31, 2005, $2,139 and $7,692, respectively, in interest was accrued and added to the remaining convertible debenture balance.

The First Debenture A conversion price of $0.42 per share was higher than the per share price of the Company's common stock on the issuance date of May 5, 2004. The Second Debenture conversion price of $0.001 per share was lower than the per share price of the Company's common stock on the issuance date of May 4, 2004. In accordance with the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company should record a beneficial conversion feature related to the debentures. However, since the debenture was converted prior to June 30, 2004, no beneficial conversion was recorded as it would have been fully amortized at June 30, 2004. In connection with the convertible debt financing, the Company capitalized $58,400 of debt issuance costs, which are included in other assets. These costs are being amortized over the life of the convertible debentures. As of March 31, 2005, $35,714 of the debt financing costs remain and $2,150 and $6,546 was amortized during the three and nine months ended March 31, 2005, respectively, on the remaining balance. In addition, loan costs in the amount of $8,060 were expensed when the related principal obligation of $35,596 (face value) was converted during the nine months ended March 31, 2005.

On May 24, 2004, $800 in debenture principal and the related interest was converted into 800,438 shares of the Company's common stock. On June 16, 2004, $26,972 in debenture principal and the related interest was converted into 1,000,030 shares of the Company's common stock. The 1,800,468 shares were issued from the 4,000,000 shares of treasury stock contributed by RCG. During the nine months ended March 31, 2005, debenture principal in the face amount of $35,596 and accrued interest of $178 was converted into 3,588,402 shares of the Company's common stock. The shares included the Company's remaining treasury stock of 2,199,532 shares and 1,388,870 newly issued shares.

The conversion price and number of shares of common stock issuable upon conversion of the debentures is subject to adjustment for stock splits and combinations and other dilutive events. To satisfy its conversion obligations under the debentures, the Company placed 50,000,000 shares of its common stock into escrow for potential issuance to HEM upon conversion of the debentures. As of March 31, 2005, 44,611,130 shares of common stock remain in escrow. Unless and until the debentures are converted, HEM has no voting or other ownership rights in any of the shares of the Company's common stock held in escrow and the shares in escrow are not treated by the Company as being issued and outstanding.

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

(2) This note payable was originally payable to a bank. The individual guarantor of the note paid the note in June 2004 and has obtained a judgment against LBI in the amount of $51,179, plus interest and costs from August 23, 2004. The Company has reduced the balance to $39,484 and is attempting to negotiate some form of payout on the remainder.

(3) At the option of the note holder, this note can be converted into the common stock of RCG (the former parent of the Company) at a ratio of one share of common stock for each $4.55 of outstanding principal and interest. RCG's common stock closed at $.77 on March 31, 2005.


E. NOTES PAYABLE - RELATED PARTIES

Notes payable to related parties at March 31, 2005, consist of the following:

Note payable to the wife of G. David Gordon - due April 1, 2005;
   interest payable monthly from November 1, 2004 at 12%;
   convertible into the Company's common stock at $2.50 per
   share after January 1, 2005; collateralized by a security
   interest in the Company's investment in LBI; past due                                       $  500,000
Unsecured note payable to G. David Gordon - due in monthly installments of
   $5,056 with interest at 12% until paid in full; convertible into the
   Company's common stock at $2.50 per share; past due                                            505,558
Unsecured note payable to Mike Pruitt - due in monthly payments of $791 with interest at 8% until the principal is paid in full; convertible into the
   Company's common stock at $2.50 per share; past due                                            118,709
                                                                                               ----------
     Total                                                                                     $1,124,267
                                                                                               ==========

F.       INCOME TAXES

Deferred income taxes at March 31, 2005, consist primarily of net operating loss carryforwards, which amount to approximately $19,780,000 and expire between 2020 and 2024. A valuation allowance has been recorded for the full amount of the deferred tax assets. Further, due to substantial limitations placed on the utilization of net operating losses following a change in control, utilization of such NOL's could be limited.


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

During the three months ended September 30, 2004, 204,363 shares of preferred stock were converted into 449,598 shares of common stock. At March 31, 2005, 577,389 shares of preferred stock are outstanding.

H.       TRANSACTIONS WITH RELATED PARTIES

At March 31, 2005, notes and advances due to affiliates from continuing operations consisted of the following:

Due to RCG and its subsidiaries                                                         $    945,372
Advance from and accrued interest payable to Michael Pruitt, CEO of RCG                       14,250
Advances from and accrued interest payable to G. David Gordon, a shareholder
   and creditor of LFSI and RCG                                                              197,554
Advances from Steven Zink, President of LBI                                                   15,364
                                                                                        ------------
                                                                                        $  1,172,540
                                                                                        ============

The amount due to RCG and its subsidiaries represents net advances to and from RCG and its subsidiaries. RCG also has provided various services to the Company, including accounting and finance assistance, capital and debt raising, human resources and other general and administrative services, until November 2003. For the nine months ended March 31, 2004, RCG charged the Company $25,000, (none was charged in fiscal 2005 or during the three months ended March 31, 2004).

During fiscal 2004, RCG returned 4,000,000 shares of the Company's common stock, which has been recorded as treasury stock. This transaction was related to an indemnification agreement between RCG and the Company, where RCG is indemnified against potential liabilities as a shareholder of the Company.

At March 31, 2005, total debt outstanding to G. David Gordon, his wife and a company in which he is the principal shareholder, was $1,005,558 which is included in notes payable to related parties. Mr. Gordon acts as special legal counsel to RCG and the Company from time to time and is a shareholder of both.

Paul B. Johnson, President and acting Chief Executive Officer of the Company, is owed $28,544 in accrued compensation at March 31, 2005, which is included in accrued expenses.

I.       BUSINESS SEGMENT INFORMATION

As of March 31, 2005, the Company's continuing operations consisted of one location. Accordingly, the Company only operates in one business segment.

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

On September 29, 2004, LBI received notice that the guarantor of a $50,000 note payable to a bank had obtained a judgment against LBI on August 23, 2004, in the amount of $51,179 plus costs and post-judgment interest at 6.5%. (Case number 03-C-04-008855CJ, Circuit Court for Baltimore County). LBI had made an initial payment on the judgment of approximately $10,000 as partial settlement of the judgment and made a subsequent payment which reduced the balance to $39,484. LBI is negotiating a pay-out schedule for the remaining balance.

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

LFSI through LBI, the only current operating company, is a full service home technology integration company providing builders, homeowners, and commercial customers with complete installation and equipment for audio, video, home theater, security, computer networking, central vacuum and accent lighting.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2005, the Company has a significant working capital deficit of $5,313,729. The major components of the working capital deficit include:
$1,172,540 due to affiliates, $1,035,851 in accounts payable and accrued expenses, current portion of long-term debt and notes payable in the amount of $917,234, notes payable due related parties of $1,124,267 and net current liabilities of discontinued operations in the amount of $1,147,158. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently exploring additional sources of liquidity, through debt and equity financing alternatives and potential sales of its common stock in private placement transactions. Additionally, the Company has extended some of its notes payable and plans on negotiating with its remaining debt holders to continue to extend or convert some or all of the debt. If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the debt repayments currently past due, or (iii) unable to raise additional funds through private placement sales of its common stock, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

During the nine months ended March 31, 2005, debentures with a face value of $35,596 and accrued interest of $178 were converted into 3,588,402 shares (including 2,199,532 shares of treasury stock) of the common stock of the Company.

                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004

SALES AND REVENUES
During the three months ended March 31, 2005, the Company's only continuing operation consisted of the operations of LBI, which was acquired on May 5, 2004. All other operations were discontinued in fiscal 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
Selling, general and administrative ("SG&A") expenses have increased $46,970 (64%) during the three month period ended March 31, 2005, as compared to the year earlier period. The fiscal 2005 amount includes $62,832 in SG&A for LBI and $56,967 for corporate SG&A. The fiscal 2004 amount includes only corporate SG&A. Fiscal 2005 corporate SG&A includes bad debt expense of $62,000.

INTEREST EXPENSE
Interest expense amounted to $70,503 ($33,728 for related parties) during the three month period ended March 31, 2005, as compared to the year earlier period amount of $37,053 ($22,356 for related parties). The increase in interest expense of $33,450 ($11,372 for related parties) is primarily due to expensing the unamortized loan cost associated with converted debentures, the interest accruing on the debentures, a transfer of debt from discontinued operations to continuing operations and an increase in related party debt of $55,135 as of the end of the periods.

DISCONTINUED OPERATIONS
The loss from discontinued operations amounted to $12,562 and $1,439,964 during the three month period ended March 31, 2005 and 2004, respectively.

                    NINE MONTHS ENDED MARCH 31, 2005 AND 2004

SALES AND REVENUES
During the nine months ended March 31, 2005, the Company's only continuing operation consisted of the operations of LBI, which was acquired on May 5, 2004. All other operations were discontinued in fiscal 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
SG&A expenses have increased $88,020 (32%) during the nine month period ended March 31, 2005, as compared to the year earlier period. The fiscal 2005 amount includes $203,681 in SG&A for LBI and $156,431 for corporate SG&A. The fiscal 2004 amount includes only corporate SG&A. Corporate SG&A in fiscal 2005 includes bad debt expense in the amount of $62,000.

STOCK OPTION AND WARRANT COMPENSATION
Stock option and warrant compensation amounted to ($135,414) during the nine-month period ended March 31, 2004, and none in fiscal 2005. The Company hired a new Chief Executive Officer in March 2003, as a part of the purchase of FutureSmart. One-third of the options she received vested upon receipt and the remaining two-thirds were to vest one-third at the end of year one and one-third at the end of year two. Compensation expense was accrued on a monthly basis in fiscal 2004 for the difference between the exercise price and the market price on the date of the grant, until the resignation of the Chief Executive Officer in October 2003. The accrual since March 2003 for all un-vested options was reversed in October 2003.

INTEREST EXPENSE
Interest expense amounted to $211,028 ($91,310 for related parties) during the nine-month period ended March 31, 2005, as compared to the year earlier period amount of $145,521 ($61,494 for related parties). The increase in interest expense of $65,507 ($29,816 for related parties) is primarily due to expensing the unamortized loan cost associated with converted debentures, the interest accruing on the debentures, a transfer of debt from discontinued operations to continuing operations and an increase in related party debt of $55,135 as of the end of the period.

DISCONTINUED OPERATIONS
The loss from discontinued operations amounted to $17,144 and $7,943,065 during the nine month period ended March 31, 2005 and 2004, respectively.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and principal accounting officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2005, and based on its evaluation, our principal executive officer and principal accounting officer have concluded that these controls and procedures are effective.

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

PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2005, the Company issued 1,006,959 shares of its common stock in exchange for convertible debentures with a face value of $9,000. The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 5.  OTHER INFORMATION

Although the Company does not currently employ a Chief Financial Officer, Paul Johnson, President and Acting CEO, is also the principal accounting officer.


ITEM 6.  EXHIBITS


31       Certifications pursuant to 18 U.S.C. Section 1350,
         Section 302 of the Sarbanes-Oxley Act of 2002                   Page 26

32       Certifications pursuant to 18 U.S.C. Section 1350,
         Section 906 of the Sarbanes-Oxley Act of 2002                   Page 27


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              LIFESTYLE INNOVATIONS, INC.

Date:    May 18, 2005                         By:   /s/ Paul Johnson
                                                    ----------------------------
                                                    Paul Johnson, President
                                                    Acting CEO and Principal
                                                    Accounting Officer