Form 10KSB
period 2005-06-30
LIFESTYLE INNOVATIONS INC
filed 2005-11-14
CIK 80327

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended JUNE 30, 2005

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

                    Issuer's telephone number (817) 291-4000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                          -----------------------------
                                 Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ] .

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year - None.

As of October 18, 2005, the registrant had outstanding 29,162,349 shares of its common stock, par value $.001, its only class of voting securities outstanding. The aggregate market value of the shares of common stock of the registrant held by non-affiliates on October 18, 2005, was approximately $94,653 based on its closing price on the OTC: Bulletin Board on that date. (See Item 5).

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]; No [ X ].

                           LIFESTYLE INNOVATIONS, INC.

                                TABLE OF CONTENTS

                                   FORM 10-KSB

                                     Part I

                                                                            Page
Item 1     Description of Business                                            3
Item 2     Description of Property                                            7
Item 3     Legal Proceedings                                                  8
Item 4     Submission of Matters to a Vote of Security Holders                8

                              Part II

Item 5     Market for Common Equity and Related Stockholder Matters           9
Item 6     Management's Discussion and Analysis or Plan of Operation         11
Item 7     Financial Statements                                              16
Item 8     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          42
Item 8A    Controls and Procedures                                           43
Item 8B    Other Information                                                 43

                             Part III

Item 9     Directors and Executive Officers of the Registrant                44
Item 10    Executive Compensation                                            46
Item 11    Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                        49
Item 12    Certain Relationships and Related Transactions                    50
Item 13    Exhibits                                                          52
Item 14    Principal Accountant Fees and Services                            52

                                     PART I

ITEM 1   DESCRIPTION OF BUSINESS

         (a)      Business Development

Lifestyle Innovations, Inc. ("LFSI or Lifestyle") was incorporated under the laws of Idaho on September 1, 1950. Princeton Mining Company, an Idaho corporation, merged into its wholly owned subsidiary, Princeton Mining Company, a Nevada corporation on May 6, 2002. Princeton Mining Company, a Nevada corporation was the survivor. On July 15, 2002, Princeton Mining Company changed its name to Lifestyle Innovations, Inc. OneTravel Holdings, Inc. (formerly RCG Companies Incorporated and formerly eResource Capital Group, Inc.) ("OTV") owns approximately 39.7% of the LFSI's outstanding common stock at June 30, 2005.

The consolidated financial statements include the accounts of LFSI and its wholly owned subsidiaries: Lifestyle Technologies Franchising Corp. ("Franchising") which was incorporated in Nevada on July 5, 2001; Brittany Enterprises, Inc. ("Brittany") which was incorporated in Nevada on October 29, 1998; SYSLYNC - COLORADO, Inc. ("Colorado") which was incorporated in Colorado on March 14, 2003; and FutureSmart Systems, Inc. ("FutureSmart") which was incorporated in Delaware on December 17, 2002 (collectively the "Company"). The Company sold LST of Baltimore, Inc. ("LBI") effective June 30, 2005. Accordingly, all operations of LBI are included in discontinued operations.

LST Integrators, Inc. ("Integrators") which was incorporated in Nevada on November 9, 1998, and its wholly owned subsidiaries: LST, Inc., d/b/a Lifestyle Technologies ("LST") which was incorporated in Delaware on July 17, 2000; Lifestyle Technologies Atlanta, Inc. ("LSTA") which was incorporated June 7, 2001 in Georgia; Lifestyle Technologies Charlotte, Inc. ("LS-Charlotte") which was incorporated February 24, 2003 in North Carolina; and Lifestyle Security, Inc. ("LS-Security") which was incorporated in Delaware on June 1, 2001 were all sold to Lauraan Corp., formerly Sports Management & Recreation, Inc. ("Lauraan"), a Nevada corporation, on May 24, 2004, for 250,000 (25,000 pre-split) shares of Lauraan's common stock. Integrators and its subsidiaries are included in discontinued operations.

SYSLYNC-GEORGIA, Inc. ("Georgia") was incorporated in Georgia on December 1, 2003, and commenced operations on February 6, 2004. Georgia was formed to provide builders, homeowners and commercial customers with complete installation and equipment for audio, video, home theater, security, computer networking, central vacuum and accent lighting in the Georgia market. Georgia was also sold to Lauraan on May 24, 2004, in exchange for 500,000 (50,000 pre-split) shares of Lauraan's common stock and is included in discontinued operations.

Acquisition/Disposition of LST of Baltimore, Inc.
-------------------------------------------------

On May 5, 2004, the Company, LFSI Acquisition, Inc. (a wholly-owned subsidiary), and LBI entered into an Agreement and Plan of Merger (the "Merger Agreement"). The merger contemplated by the Merger Agreement (the "Merger") was also completed on May 5, 2004. As a result of the Merger, LBI became a wholly-owned subsidiary of the Company and all outstanding shares of LBI's capital stock were exchanged for 1,900,000 shares of the Company's common stock. The Company also assumed an obligation to issue an additional 800,000 shares of its common stock as a fee for facilitating the acquisition. LBI was a private company which provided builders, homeowners and commercial customers with complete installation and equipment for structured wiring, security, personal computer networking, audio, video, home theater, central vacuum and accent lighting. LBI was a franchisee of Franchising until Franchising discontinued operations effective April 1, 2004.

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

The merger was accounted for as an acquisition of assets. The assets acquired and liabilities assumed included: cash, accounts receivable, inventory, promissory note(s), fixed assets, goodwill, convertible debentures, accounts and notes payable. The acquisition of LBI was accounted for as a purchase in accordance with SFAS No. 141, and the Company allocated the purchase price of LBI based upon the fair values of the net assets acquired and liabilities assumed. The allocation of the purchase price resulted in the Company recording goodwill in the amount of $253,049.

The First Debenture A conversion price of $0.42 per share was higher than the per share price of the Company's common stock on the issuance date of May 5, 2004. The Second Debenture conversion price of $0.001 per share was lower than the per share price of the Company's common stock on the issuance date of May 4, 2004. In accordance with the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company should record a beneficial conversion feature related to the debentures. However, since the debenture was converted prior to June 30, 2004, no beneficial conversion was recorded as it would have been fully amortized at June 30, 2004. In connection with the convertible debt financing, the Company capitalized $58,400 of debt issuance costs, which are included in other assets. These costs are being amortized over the life of the convertible debentures. As of June 30, 2005, $33,540 of the debt financing costs remains and $24,860 has been amortized.

During fiscal 2004, $27,772 in debenture principal plus the related accrued interest was converted into 1,800,468 shares of common stock, which were issued from the 4,000,000 shares of treasury stock contributed by OTV. During fiscal 2005, $35,596 in debenture principal plus the related accrued interest was converted into 3,588,402 shares of common stock. The 3,588,402 shares included 2,199,532 shares which were issued from the remainder of the treasury stock contributed by OTV and 1,388,870 newly issued shares.

The conversion price and number of shares of common stock issuable upon conversion of the debentures is subject to adjustment for stock splits and combinations and other dilutive events. To satisfy its conversion obligations under the debentures, the Company placed 50,000,000 shares of its common stock into escrow for potential issuance to HEM upon conversion of the debentures. As of June 30, 2005, 44,611,130 shares of common stock remain in escrow. Unless and until the debentures are converted, HEM has no voting or other ownership rights in any of the shares of the Company's common stock held in escrow and the shares in escrow are not treated by the Company as being issued and outstanding.

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

Effective June 30, 2005, the Company sold LBI and recognized a loss of $204,252. As a part of this transaction, the Company retained the remaining liability for the debentures discussed above. The Company retained the unamortized loan cost balance of $33,540 and assumed the discounted balance of the debentures in the amount of $148,229 plus the related accrued interest of $2,154.

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

The acquisition of FutureSmart was accounted for as a purchase in accordance with SFAS No. 141, and the Company allocated the purchase price of FutureSmart based upon the fair values of the net assets acquired and liabilities assumed. The allocation of the purchase price resulted in the Company recording goodwill in the amount of $2,939,072.

FutureSmart is a manufacturer of "structured wiring" and home networking systems. FutureSmart develops and distributes home technology products designed to meet the current and future needs of homeowners for computer networking, audio/video distribution and home automation.

On October 17, 2003, the Company completed its sale of all of the assets of FutureSmart for an "Initial Purchase Price" of $1,500,000, which is subject to adjustment as provided in the Asset Purchase Agreement to the "Final Purchase Price." The Initial Purchase Price is allocated to the secured creditors of FutureSmart; $200,000 to the Company and $1,300,000 to the other secured creditors. Thirty percent ($450,000) of the Initial Purchase Price was paid at closing pro rata to the secured creditors ($60,000 to the Company) and the remainder of $1,050,000 was placed in escrow. The escrowed amount is subject to various adjustments, including determination of the final net assets as of the closing date and settlement of certain other obligations. The remaining balance was scheduled to be disbursed by the escrow agent no later than one year and one day after the closing date. There have been a number of offsets against the Company's share, as well as, certain third party claims against the amount. The Company does not expect to receive any additional amount from the escrow.

Acquisition of LST, Inc.
------------------------

On September 5, 2002, LFSI acquired LST, a Delaware corporation, and its wholly owned subsidiaries, Franchising, LS-Security and LSTA, all organized in July 2001. LFSI issued 16,000,000 shares of its common stock to OTV to acquire 100% interest in LST. On February 20, 2003, LFSI reorganized its corporate structure. Integrators became a wholly owned subsidiary of LFSI and the company-store operations located in Charlotte, NC and Atlanta, GA were transferred to Integrators. Simultaneously Franchising became a subsidiary of LFSI and LST and LS-Security became inactive. LFSI had only nominal operations prior to the merger, leasing two condominium units. Accordingly for accounting purposes the transaction was treated as the issuance of stock by LST for the net monetary assets of LFSI, accompanied by a recapitalization of LST. The accounting treatment was identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset was recorded. The historical financial statements prior to September 5, 2002, are those of LST.

Acquisition of Brittany Enterprises, Inc.
-----------------------------------------

On April 24, 2001, LFSI acquired Brittany, a Nevada corporation organized on October 29, 1998. For accounting purposes, the acquisition was treated as the acquisition of Brittany by LFSI with Brittany as the purchaser (reverse acquisition). Brittany did not have operations until March 30, 2001, when it acquired two condominium units that it leased. The operations of Brittany were discontinued in fiscal 2005 after the two condominium units were sold.

         (b)      Business of Issuer

The Company has a royalty agreement with LBI which calls for monthly payment of royalties equal to 1% of LBI's sales after June 30, 2005. This would have amounted to $7,561 for fiscal 2005 had the Company not owned LBI.

Employees
---------

As of June 30, 2005, we employed one person on a part-time basis at LFSI while we seek other business opportunities.

Our employee is not represented by a labor union. We have experienced no work stoppages and believe that our employee relationships are good.


ITEM 2   DESCRIPTION OF PROPERTY

The office space occupied by LFSI is provided at no cost by the President of the Company. It is expected that this arrangement will continue until operations improve.

ITEM 3   LEGAL PROCEEDINGS

On April 6, 2004, Mercator Momentum Fund LP ("Mercator") filed a complaint (case number BC313358, Superior Court of California, County of Los Angeles, Stanley Mosk Central District) against Lifestyle Innovations, Inc. as an alter ego and RichMark Capital Corp. relating to a past due loan obligation of Lifestyle Integrators, Inc., a wholly owned subsidiary of Lifestyle, in the amount of $295,000. The loan amount is included in current liabilities of discontinued operations. Integrators was sold in May 2004. On September 3, 2004, Mercator received a default judgment against Integrators and RichMark in the amount of $295,000. In addition, Mercator has pursued its alter ego claim against LFSI and due to LFSI's inability to pay legal counsel LFSI will most likely not prevail.

On April 23, 2004, Meyer Saltzman etal ("Saltzman") filed a complaint (Case No. 2004-CV-2440, State District Court of Denver, Colorado) against SYSLYNC-COLORADO, Inc. and Lifestyle Innovations, Inc. for their part in the acquisition of the assets of Homesync. Saltzman's claim against LFSI is for fraud and breach of contract under an alter-ego theory. Both sides have agreed to transfer the dispute to arbitration. Prior to a decision by the arbitrator, SYSLYNC-COLORADO filed for bankruptcy protection. LFSI believes the bankruptcy filing stayed all of the proceedings; however, Saltzman is attempting to enforce a $500,000 judgment against LFSI. The judgment is included in current liabilities of discontinued operations.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECUTIY HOLDERS

There were no shareholders' meetings or submission of matters to a vote of security holders during the fiscal year ended June 30, 2005.

                                     PART II

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our $.001 par value common stock is traded in the over-the-counter market and is quoted on the NASD Over The Counter Bulletin Board ("OTCBB") under the symbol "LFSI." The following tables set forth the quarterly high and low daily bids of our common stock as reported by the OTCBB for the two years ended June 30, 2005. The bids represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                   High             Low
                                                   ----             ---
FYE June 30, 2005
-----------------
Fourth Quarter                                 $     .01      $      .01
Third Quarter                                  $     .02      $      .01
Second Quarter                                 $     .05      $      .01
First Quarter                                  $     .09      $      .01


FYE June 30, 2004
-----------------
Fourth Quarter                                 $    1.01      $      .03
Third Quarter                                  $    2.25      $      .35
Second Quarter                                 $    4.00      $     1.55
First Quarter                                  $    4.90      $     2.50


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

Holders
-------

At June 30, 2005, there were approximately 1,600 holders of record of the Company's common stock, including shares held in "nominee" or "street" name, an undetermined number of which represent more than one individual participant in securities positions with the Company.

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

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

The following table summarizes certain information as of June 30, 2005, with respect to compensation plans (including individual compensation arrangements) under which common stock of the Company is authorized for issuance:

                                               Number of Securities to be       Weighted Average
                                                 Issued Upon Exercise of        Exercise Price of        Number of Securities
                                                  Outstanding Options,         Outstanding Options        Remaining Available
           Plan Category                           Warrants and Rights         Warrants and Rights        for Future Issuance
           -------------                           -------------------         -------------------        -------------------
Equity compensation plans approved
  by security holders                                      680,461                  $       2.78                  1,319,539
Equity compensation plans not
  approved by security holders                             166,666                  $       2.50                         -
                                                        -----------                 -------------               ------------
Total                                                      847,127                  $       2.73                  1,319,539
                                                        ===========                 =============               ============

The material features of the Company's stock option plan, the data for which is summarized under the equity compensation plans approved by security holders in the table above, and its warrant arrangements are summarized in Note 7 to the consolidated financial statements that appear in Item 7.

Recent Sales of Unregistered Securities
---------------------------------------

Effective April 1, 2005, the Company recorded the conversion of the remaining 577,389 shares of outstanding preferred stock into common stock and recorded the issuance of 1,270,256 additional common shares. When 51% or more of the preferred shareholders request conversion to common stock; any remaining preferred shareholders are also required to convert their preferred stock into common stock. The shares were issued pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

Effective June 30, 2005, the Company sold LBI and recognized a loss of $204,252. LBI was acquired on May 5, 2004, for 1,900,000 shares of the Company's common stock. The Company also assumed an obligation to issue an additional 800,000 shares of its common stock as a fee for facilitating the acquisition.

Georgia and Integrators and its subsidiaries were sold to Lauraan in exchange for 750,000 (75,000 pre-split) shares of Lauraan common stock on May 24, 2004.

The Company has a royalty agreement with LBI which calls for monthly payment of royalties equal to 1% of LBI's sales after June 30, 2005. This would have amounted to $7,561 for fiscal 2005 had the Company not owned LBI.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company has a significant working capital deficit of $5,883,493. The major components of the working capital deficit include:
$1,190,904 due to affiliates, including OTV and its subsidiaries, $1,096,340 in accounts payable and accrued expenses, current portion of long-term debt and notes payable in the amount of $1,954,186 and net current liabilities of discontinued operations of $1,647,158. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives, acquisitions and potential sales of its common stock in private placement transactions. Additionally, the Company is negotiating with its debt holders to extend or convert some or all of the debt currently due. If the Company is (i) unable to develop or acquire a business to improve its operating cash flows, (ii) unsuccessful in extending a substantial portion of the scheduled debt repayments, or (iii) unable to raise additional funds through private placement sales of its common stock, then the Company will need to secure alternative debt or equity financing to provide it with additional working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted.

The Company's working capital deficit increased from a deficit of $5,042,621 at June 30, 2004, to a deficit of $5,883,493 at June 30, 2005. The increase in working capital deficit of $840,872 consists primarily of the accrual of a judgment in the amount of $500,000 relating to Colorado and an increase in accrued interest of $226,434.

The Company's ability to continue as a going concern will rely on its ability to continue to raise additional capital and develop or acquire a business capable of generating positive cash flow.

SALES AND COST OF SALES

The Company had no sales from continuing operations during the years ended June 30, 2005 and 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses from continuing operations for the years ended June 30, 2005 and 2004 are as follows:

                                                                               2005                  2004
                                                                               ----                  ----
         Compensation expense                                         $          12,500     $          87,500
         Legal and professional expense                                         153,886               246,392
         Bad debts                                                               66,000                    -
         Insurance                                                                   -                 41,034
         Office and other expenses                                               15,362                42,241
         Travel and entertainment                                                 7,061                21,148
                                                                      ------------------    ------------------
              Total selling, general and administrative expenses      $         254,809     $         438,315
                                                                      ==================    ==================

Selling, general and administrative expenses are $183,506 (42%) lower in 2005 than in 2004. The decrease consists in reductions in all costs except bad debts as detailed above. The reductions are a result of the decline in operations.

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

Included in fiscal 2003 operations was $568,749 in compensation for the period from March 7, 2003, through June 30, 2003, relating to this below market option. This amount includes $433,335 in compensation expense for the portion of the option that vested immediately and a monthly accrual of $36,111 which would have continued to accrue until the remaining options vested. Ms. Soechtig resigned effective October 9, 2003. Accordingly, the compensation accrued in fiscal 2003 of $135,414 for unvested options was reversed in fiscal 2004.

MANAGEMENT FEE TO OTV

OTV provided various services to the Company, including accounting and finance assistance, capital and debt raising, human resources and other general and administrative services until November 2003. For the year ended June 30, 2004, OTV charged the Company $25,000.

INTEREST EXPENSE

Interest expense increased from $201,163 in fiscal 2004 to $227,856 in fiscal 2005. The increase of $26,693 includes an increase in related party interest expense of $38,389 and a reduction in interest for unrelated parties of $11,696. The increase in related party interest includes a rate increase of $22,500 on $500,000 in debt on which the interest rate increased from 6% to 12% during fiscal 2005 and an increase of $15,889 due to higher average balances being outstanding during fiscal 2005 as compared to fiscal 2004. (Loans from related parties increased $321,827 during fiscal 2004).

DISCONTINUED OPERATIONS

Discontinued operations include the results of operations for Integrators and its subsidiaries, LBI, Brittany, FutureSmart, Georgia, Franchising and Colorado during the periods they were owned by the Company. The Company accrued $500,000 relating to the Saltzman judgment discussed in Item 3 in fiscal 2005.

NEW ACCOUNTING STANDARDS

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections," effective for the first fiscal period in the fiscal year beginning after December 15, 2005. This statement replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable. The Company would only be impacted by this statement if it made a voluntary change in accounting principle after the effective date.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets," (SFAS 153) an amendment of APB Opinion No. 29, "Accounting for Non-monetary Transactions" (APB 29). The amendments made by SFAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, APB 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believed that exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. We have evaluated the impact of the adoption of SFAS 153 and do not believe it will be significant to our overall results of operations or financial position.

In December 2004, the FASB issued a revision to Statement of Financial Accounting Standards No. 123, "Share-Based Payment" (SFAS No. 123(R)). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under APB Opinion No. 25. The statement will be effective for public companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We have not completed the process of evaluating the full financial statement impact that will result from the adoption of SFAS No. 123(R).

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," (SFAS 151) an amendment to ARB 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 previously stated that "under some circumstances, items such as idle facility expense, excess spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges." SFAS 151 requires that these items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal." SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a significant impact on our financial statements.


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

Income taxes - Income taxes are estimated for each jurisdiction in which the Company operates. This involves assessing the current tax exposure together with temporary differences resulting from differing treatment of items for tax and accounting purposes. Any resulting deferred tax assets are evaluated for recoverability based on estimated future taxable income. To the extent that recovery is deemed not likely, a valuation allowance is recorded. The Company believes that as of June 30, 2005, the realization of the deferred tax assets might be limited. Accordingly, the Company recorded a valuation allowance for the full amount of the deferred tax asset.

ITEM 7   FINANCIAL STATEMENTS

                  LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES

                           Financial Statements Index

                                                                           Page

Report of Independent Registered Public Accounting Firm:
  Creason & Associates, P.L.L.C.                                            17

Independent Auditors' Report
  Guest & Company, P.C.                                                     18

Consolidated Balance Sheet as of June 30, 2005                              19

Consolidated Statements of Operations for the Years Ended
June 30, 2005 and 2004                                                      20

Consolidated Statements of Stockholders' Deficit for the Years
Ended June 30, 2005 and 2004                                                21

Consolidated Statements of Cash Flows for the Years Ended
June 30, 2005 and 2004                                                     22-23

Notes to the Consolidated Financial Statements                             24-41

                         CREASON & ASSOCIATES, P.L.L.C.
                         7170 S. BRADEN AVE., SUITE 100
                           TULSA, OKLAHOMA 74136-6333

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lifestyle Innovations, Inc. and Subsidiaries
Colleyville, Texas

We have audited the accompanying consolidated balance sheet of Lifestyle Innovations, Inc. and Subsidiaries (the Company), as of June 30, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifestyle Innovations, Inc. and Subsidiaries as of June 30, 2005, and the consolidated results of their operations and their consolidated cash flows for the year ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(e) to the consolidated financial statements, the Company has a significant working capital deficit as of June 30, 2005, and does not have sufficient cash flows to meet its obligations currently due. In addition, the Company suffered a significant loss in fiscal year 2005, as well as the prior two years, and has a significant deficit in its equity section of the consolidated balance sheet. At June 30, 2005, the Company has sold or discontinued a majority of its operations during fiscal years 2005 and 2004, and the Company has only nominal operations that remain. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(e). The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ CREASON & ASSOCIATES, P.L.L.C.
----------------------------------
Tulsa, Oklahoma
November 9, 2005

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

/s/ GUEST & COMPANY, P.C.
-------------------------
Tulsa, Oklahoma
October 5, 2004


Lifestyle Innovations, Inc. and Subsidiaries
Consolidated Balance Sheet
June 30, 2005

                                     ASSETS
Cash and cash equivalents                                                      $        595
Marketable securities                                                                 4,500
                                                                               -------------
     Total current assets                                                             5,095
Loan costs, less amortization of $24,860                                             33,540
                                                                               -------------
     Total assets                                                              $     38,635
                                                                               =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Notes payable                                                                  $    829,919
Notes payable to related parties                                                  1,124,267
Accounts payable                                                                    276,585
Accrued expenses                                                                    819,755
Amounts due to affiliates                                                         1,190,904
Net current liabilities of discontinued operations                                1,647,158
                                                                               -------------
     Total current liabilities                                                    5,888,588
Long-term debt and accrued interest                                                 150,383
                                                                               -------------
     Total liabilities                                                            6,038,971
                                                                               -------------

Commitments and contingencies

Stockholders' deficit:
  Series A Convertible Preferred stock; $0.10 par value; 1,719,854 shares authorized; none issued and outstanding; voting; convertible into
    1,000,000 common shares                                                               --
  Common stock; $0.001 par value; 250,000,000 shares authorized;
    29,162,349 shares issued and outstanding                                         29,162
  Additional paid-in capital                                                     14,067,734
  Accumulated deficit                                                           (20,097,232)
                                                                               -------------
     Total stockholders' deficit                                                 (6,000,336)
                                                                               -------------
     Total liabilities and stockholders' deficit                               $     38,635
                                                                               =============

See accompanying notes to consolidated financial statements.


Lifestyle Innovations, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended June 30, 2005 and 2004

                                                                        2005                2004
                                                                        ----                ----
Revenues from product sales                                         $         --       $         --
Cost of sales                                                                 --                 --
                                                                    -------------      -------------
Gross profit                                                                  --                 --

Selling, general and administrative expense                              254,809            438,315
Compensation related to issuance of stock options and warrants                --           (135,414)
Depreciation and amortization                                                 --              1,687
Management fee to OTV                                                         --             25,000
                                                                    -------------      -------------
     Total operating expenses                                            254,809            329,588
                                                                    -------------      -------------
     Loss from operations                                               (254,809)          (329,588)
Other income (expense):
  Interest and other income                                                  288             10,416
  Unrealized gain on marketable securities                                 4,500                 --
  Interest expense                                                      (102,818)          (114,514)
  Interest expense - related party                                      (125,038)           (86,649)
                                                                    -------------      -------------
                                                                        (223,068)          (190,747)
                                                                    -------------      -------------
     Loss from continuing operations before income taxes                (477,877)          (520,335)
Income tax expense                                                            --                 --
                                                                    -------------      -------------
     Loss from continuing operations                                    (477,877)          (520,335)
Discontinued operations:
     Loss from discontinued operations                                  (706,489)        (6,474,162)
     Income tax expense                                                       --                 --
                                                                    -------------      -------------
     Loss on discontinued operations                                    (706,489)        (6,474,162)
                                                                    -------------      -------------
     Net loss                                                       $ (1,184,366)      $ (6,994,497)
                                                                    =============      =============
Basic and diluted net loss per share:
  Continuing operations                                             $      (0.02)      $      (0.03)
  Discontinued operations                                                  (0.02)             (0.31)
                                                                    -------------      -------------
                                                                    $      (0.04)      $      (0.34)
                                                                    =============      =============
Weighted average shares outstanding                                   26,690,391         20,870,259
                                                                    =============      =============

See accompanying notes to consolidated financial statements.


Lifestyle Innovations, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
For the Years Ended June 30, 2005 and 2004

                                                                                                  Additional      Unissued
                                              Preferred Stock             Common Stock              Paid-in        Common
                                           Shares       Amount        Shares         Amount         Capital         Stock
                                        ------------- ------------ ------------- --------------- -------------- --------------
Balance at July 1, 2003                    1,000,000  $   100,000    20,469,325  $       20,469  $  12,639,673  $     731,265
 Issue shares                                      -            -       325,000             325        730,940       (731,265)
 Shares issued for services                        -            -        54,813              55         94,254              -
 Conversion of preferred stock              (223,476)     (22,348)      444,487             445         21,903              -
 Asset transfer to discontinued operations         -            -             -               -              -              -
 Issue preferred shares                        5,228          523             -               -              -              -
 Treasury stock received from RCG                  -            -             -               -        140,000              -
 Acquire LST of Baltimore, Inc.                    -            -     1,900,000           1,900         74,100              -
 Discount on convertible debentures                -            -             -               -         64,687              -
 Convert debentures                                -            -             -               -        (35,215)             -
 Stockholder settlements                           -            -     2,860,000           2,860         97,240              -
 Net loss for year ended June 30, 2004             -            -             -               -              -              -
                                        ------------- ------------ ------------- --------------- -------------- --------------
Balance at June 30, 2004                     781,752       78,175    26,053,625          26,054     13,827,582              -
Conversion of preferred stock               (781,752)     (78,175)    1,719,854           1,720         76,455              -
Convert debentures                                 -            -     1,388,870           1,388        (42,598)             -
Expired warrants                                   -            -             -               -        206,295              -
Bad debt                                           -            -             -               -              -              -
Net loss                                           -            -             -               -              -              -
                                        ------------- ------------ ------------- --------------- -------------- --------------
Balance at June 30, 2005                           -  $         -    29,162,349  $       29,162  $  14,067,734  $           -
                                        ============= ============ ============= =============== ============== ==============


                                           Common                     Stock
                                            Stock       Deferred   Subscription   Accumulated      Treasury
                                          Warrants      Expenses    Receivable       Deficit         Stock          Total
                                        ------------- ------------ ------------- --------------- -------------- --------------

Balance at June 30, 2003                $    206,295  $  (303,488) $     (4,000) $  (11,918,369) $           -  $   1,471,845
 Issue shares                                      -            -             -               -              -              -
 Shares issued for services                        -       37,500             -               -              -        131,809
 Asset transfer to discontinued operations         -      265,988             -               -              -        265,988
 Conversion of preferred stock                     -            -             -               -              -              -
 Issue preferred shares                            -            -             -               -              -            523
 Treasury stock received from RCG                  -            -             -               -       (140,000)             -
 Acquire LST of Baltimore, Inc.                    -            -             -               -              -         76,000
 Discount on convertible debentures                -            -             -               -              -         64,687
 Convert debentures                                -            -             -               -         63,016         27,801
 Stockholder settlements                           -            -             -               -              -        100,100
 Net loss for year ended June 30, 2004             -            -             -      (6,994,497)             -     (6,994,497)
                                        ------------- ------------ ------------- --------------- -------------- --------------
Balance at June 30, 2004                     206,295            -        (4,000)    (18,912,866)       (76,984)    (4,855,744)
Conversion of preferred stock                      -            -             -               -              -              -
Convert debentures                                 -            -             -               -         76,984         35,774
Expired warrants                            (206,295)           -             -               -              -              -
Bad debt                                           -            -         4,000               -              -          4,000
Net loss                                           -            -             -      (1,184,366)             -     (1,184,366)
                                        ------------- ------------ ------------- --------------- -------------- --------------
Balance at June 30, 2005                $          -  $         -  $          -  $  (20,097,232) $           -  $  (6,000,336)
                                        ============= ============ ============= =============== ============== ==============

See accompanying notes to consolidated financial statements.


Lifestyle Innovations, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2005 and 2004

                                                                            2005             2004
                                                                            ----             ----
Cash flows from operating activities:
  Net loss                                                             $(1,184,366)      $(6,994,497)
    Loss from discontinued operations                                     (706,489)       (6,474,162)
                                                                       ------------      ------------
      Loss from continuing operations                                     (477,877)         (520,335)
  Adjustments to reconcile net loss to net cash used in
    operations:
      Depreciation and amortization                                             --             1,687
      Other                                                                     --               523
      Stock option compensation                                                 --          (135,414)
      Stock based compensation                                                  --           131,809
      Stock based settlements                                                   --           100,100
      Bad debts                                                             66,000                --
      Unrealized gain on marketable securities                              (4,500)               --
      Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
        Accounts and notes receivable                                           --            56,605
        Prepaid expenses                                                        --            14,147
        Deferred costs and other assets                                         --             8,080
        Accounts payable and accrued expenses                              249,581           (34,207)
                                                                       ------------      ------------
          Net cash used in continuing operations                          (166,796)         (377,005)
          Net cash provided by (used in) discontinued operations            51,755          (166,549)
                                                                       ------------      ------------
            Net cash used in operations                                   (115,041)         (543,554)
                                                                       ------------      ------------
Cash flows from investing activities:
          Net cash used in discontinued operations                              --              (523)
                                                                       ------------      ------------
            Net cash used in investing activities                               --              (523)
                                                                       ------------      ------------
Cash flows from financing activities:
     Loan proceeds                                                              --           191,600
     Loan proceeds from related parties                                    125,038           221,827
     Repayment of notes payable and long-term debt                              --           (80,000)
     Loan made                                                              (6,500)          (55,500)
     Due to affiliates                                                          --           (71,519)
                                                                       ------------      ------------
          Net cash provided by continuing operations                       118,538           206,408
          Net cash provided by discontinued operations                     (14,987)          346,675
                                                                       ------------      ------------
            Net cash provided by financing activities                      103,551           553,083
                                                                       ------------      ------------
Net increase in cash and cash equivalents                                  (11,490)            9,006
Cash and cash equivalents at beginning of year                              12,085             3,079
                                                                       ------------      ------------
Cash and cash equivalents at end of year                               $       595       $    12,085
                                                                       ============      ============

                                                                                            Continued

See accompanying notes to consolidated financial statements.


Lifestyle Innovations, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, Continued
For the Years Ended June 30, 2005 and 2004

                                                                    2005          2004
                                                                    ----          ----

Supplemental Cash Flow Information - Continuing Operations
  Cash paid for interest                                         $     --      $ 10,500
  Cash paid for income taxes                                           --            --

Non-cash investing and financing activities are as follows:
  Conversion of accrued interest for accounts receivable         $     --      $197,431
  Common stock issued for services                                     --       131,809
  Common stock issued to acquire LST of Baltimore, Inc.                --        76,000
  Conversion of debentures into common stock                       35,744        27,801
  Common stock issued for settlements with stockholders                --       100,100
  Exchange of subsidiaries for investments                             --            --
  Conversion of preferred stock for common stock                   78,175        22,348
  Expired warrants                                                206,295            --


See accompanying notes to consolidated financial statements.

LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


1.       BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

              (a) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Lifestyle Innovations, Inc. ("LFSI") and its wholly owned subsidiaries: Lifestyle Technologies Franchising Corp. ("Franchising"); Brittany Enterprises, Inc. ("Brittany"); SYSLYNC
              - COLORADO, Inc. ("Colorado") and FutureSmart Systems, Inc. ("FutureSmart") (collectively the "Company"). Franchising, Colorado, Brittany and FutureSmart are included in discontinued operations. All material intercompany accounts and transactions have been eliminated.

              (b) ORGANIZATION - LFSI was organized in September 1950, under the laws of the State of Idaho.

              On May 5, 2004, the Company, LFSI Acquisition, Inc. (a wholly-owned subsidiary), and LST of Baltimore, Inc. ("LBI") entered into an Agreement and Plan of Merger (the "Merger Agreement"). The merger contemplated by the Merger Agreement (the "Merger") was also completed on May 5, 2004. As a result of the Merger, LBI became a wholly-owned subsidiary of the Company and all outstanding shares of LBI's capital stock were exchanged for 1,900,000 shares of the Company's common stock. The Company also assumed an obligation to issue an additional 800,000 shares of its common stock as a fee for facilitating the acquisition. LBI was a private company which provided builders, homeowners and commercial customers with complete installation and equipment for structured wiring, security, personal computer networking, audio, video, home theater, central vacuum and accent lighting. Effective June 30, 2005, the Company sold LBI and recognized a loss of $204,252. The operations of LBI are included in discontinued operations during the period owned by LFSI.

              LST Integrators, Inc. ("Integrators") and its wholly owned subsidiaries: LST, Inc., d/b/a Lifestyle Technologies ("LST"); Lifestyle Technologies Atlanta, Inc. ("LSTA"); Lifestyle Technologies Charlotte, Inc. ("LS-Charlotte); and Lifestyle Security, Inc. ("LS-Security") were all sold to Lauraan Corp., formerly Sports Management & Recreation, Inc. ("Lauraan"), a Nevada corporation, on May 24, 2004, in exchange for 250,000 (25,000 pre-split) shares of Lauraan's common stock. Integrators and its subsidiaries are included in discontinued operations during the period owned by LFSI.

              SYSLYNC-GEORGIA, Inc. ("Georgia") was incorporated by the Company on December 1, 2003, and commenced operations on February 6, 2004. Georgia was formed to provide builders, homeowners and commercial customers with complete installation and equipment for audio, video, home theater, security, computer networking, central vacuum and accent lighting in the Georgia market. Georgia was also sold to Lauraan on May 24, 2004, in exchange for 500,000 (50,000 pre-split) shares of Lauraan's common stock and is included in discontinued operations.

              LFSI completed its acquisition of FutureSmart effective March 7, 2003. On May 28, 2003, the Board of Directors approved a plan to dispose of FutureSmart. Accordingly, its operations since March 7, 2003, have been included in discontinued operations.

              On September 5, 2002, LFSI acquired LST, a Delaware corporation, and its wholly owned subsidiaries, Franchising, LS-Security and LSTA, all organized in July 2001. LFSI issued 16,000,000 shares of its common stock to OneTravel Holdings, Inc., formerly RCG Companies Incorporated and formerly eResource Capital Group, Inc. ("OTV"), to acquire 100% interest in LST. On February 20, 2003, LFSI reorganized its corporate structure. Integrators became a wholly owned subsidiary of LFSI and the company-store operations located in Charlotte, NC and Atlanta, GA were transferred to Integrators. Simultaneously, Franchising became a subsidiary of LFSI, while LST and LS-Security became inactive. LFSI had only nominal operations prior to the merger, leasing two condominium units. For accounting purposes the transaction was treated as the issuance of stock by LST for the net monetary assets of LFSI, accompanied by a recapitalization of LST. The accounting treatment was identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset was recorded. The historical financial statements prior to September 5, 2002, are those of LST. At June 30, 2005, OTV owns 39.7% of the outstanding common stock of LFSI.

              On April 24, 2001, LFSI acquired Brittany, a Nevada corporation organized on October 29, 1998. For accounting purposes, the acquisition was treated as the acquisition of Brittany by LFSI with Brittany as the purchaser (reverse acquisition). Brittany did not have operations until March 30, 2001. The operations of Brittany were discontinued in fiscal 2005 after its two condominium units were sold.

              Princeton Mining Company, an Idaho corporation, merged into its wholly owned subsidiary, Princeton Mining Company, a Nevada corporation on May 6, 2002. Princeton Mining Company, a Nevada corporation, was the survivor. Effective July 15, 2002, Princeton Mining Company changed its name to Lifestyle Innovations, Inc.


              (c) NATURE OF BUSINESS - The Company has a royalty agreement with LBI which calls for monthly payment of royalties equal to 1% of LBI's sales after June 30, 2005.


              (d) FISCAL YEARS - As used herein, fiscal 2005 refers to the periods included in the fiscal year ended June 30, 2005, and fiscal 2004 refers to the periods included in the fiscal year ended June 30, 2004.


              (e) GOING CONCERN - At June 30, 2005, the Company has a significant working capital deficit of $5,883,493. The major components of the working capital deficit include: $1,190,904 due to affiliates, $1,096,340 in accounts payable and accrued expenses, current portion of long-term debt and notes payable in the amount of $829,919, notes payable due related parties of $1,124,267 and net current liabilities of discontinued operations in the amount of $1,647,158. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company plans on negotiating with its debt holders to continue to extend or convert some or all of the debt. If the Company is (i) unable to develop or acquire a business or improve its operating cash flows, (ii) unsuccessful in extending a substantial portion of the debt repayments currently past due, or (iii) unable to raise additional funds through private placement sales of its common stock, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         o Cash and cash equivalents: The carrying amount reported in the consolidated balance sheet for cash approximates its fair value.
         o Accounts payable: Due to their short term nature, the carrying amounts reported in the consolidated balance sheet for accounts payable approximate their fair value.
         o Notes payable: The carrying amount of the Company's notes payable approximate their fair value.

MARKETABLE INVESTMENT SECURITIES

         Marketable investment securities are classified into the following categories:

         o Trading securities reported at fair value with unrealized gains and losses included in earnings;
         o Available-for-sale securities reported at fair value with unrealized gains and losses, net of deferred income taxes, reported in other comprehensive income; and
         o        Held-to-maturity securities reported at amortized cost.

         Fair value is determined from quoted market price.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is five to seven years for all categories except for computer software, which is depreciated over three years. Leasehold improvements are amortized over the life of the lease if it is shorter than the estimated useful life. Residential real estate is depreciated over twenty-seven and one-half years. Repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized. The cost of property and equipment and the related accumulated depreciation are removed from the accounts upon retirement or disposal with any resulting gain or loss being recorded as other income or expenses.

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

         If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, proforma net loss and proforma net loss per share, basic and diluted, would have been as follows:

                                                                 Years Ended June 30,
                                                               2005              2004
                                                               ----              ----
Net loss, as reported                                    $  (1,184,366)      $(6,994,497)

Add:  Stock-based employee compensation included in
reported net loss                                                   --          (135,414)

Deduct:  Total stock-based compensation expense
determined under fair value method for all awards                   --           433,023
                                                         --------------      ------------
Net loss, proforma                                       $  (1,184,366)      $(6,696,888)
                                                         ==============      ============
Net proforma loss per share, basic and diluted           $        (.04)      $      (.32)
                                                         ==============      ============
Net loss per share, basic and diluted, as reported       $        (.04)      $      (.34)
                                                         ==============      ============

         Options and warrants issued to non-employees are accounted for under SFAS 123, "Accounting for Stock Based Compensation". For the options and warrants issued to non-employees, the fair value of each award is calculated using the Black-Scholes Model in accordance with SFAS 123.

         On May 7, 2002, the Board of Directors adopted and the shareholders approved by majority consent the Princeton Mining Company 2002 Stock Option Plan (the Plan). The Plan provides for the issuance of up to 2 million shares of the Company's $.001 par value common stock in connection with stock options and other awards under the Plan. The Plan authorizes the grant of incentive stock options and non-statutory stock options. At June 30, 2005, there were options granted under the Plan for 680,461 shares (all shares are vested) and 1,319,539 shares available for grant. In addition, there are non-qualified options to purchase 166,666 shares (all shares are vested) outstanding at June 30, 2005, which are not granted under the Plan.

REVENUE RECOGNITION

         The Company will accrue royalty revenue when earned.

NET LOSS PER COMMON SHARE

         The Company has adopted SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share
         (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All potential dilutive securities are antidilutive as a result of the Company's net loss for the years ended June 30, 2005 and 2004. Accordingly, basic and diluted EPS are the same for each year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement of Financial Accounting Standards No. 123, "Share-Based Payment" (SFAS No. 123(R)). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under APB Opinion No. 25. The statement will be effective for public companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has not completed the process of evaluating the full financial statement impact that will result from the adoption of SFAS No. 123(R).

         In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets," an amendment of APB Opinion No. 29. SFAS No. 153 requires all nonmonetary exchanges to be recorded at fair value, unless the assets exchanged do not have commercial substance. A nonmonetary exchange has commercial substance under SFAS No. 153 if future cash flows are expected to change significantly as a result of the exchange. SFAS No. 153 will be effective for all nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a significant impact on its financial statements.

RECLASSIFICATIONS

          Certain prior year amounts have been reclassified to conform with current year presentation.


3.       ACQUISITIONS AND DISPOSITIONS

LST INTEGRATORS, INC. AND SYSLYNC-GEORGIA, INC.
-----------------------------------------------
Integrators and its wholly owned subsidiaries: LST, LSTA, LS-Charlotte and LS-Security were all sold to Lauraan on May 24, 2004, in exchange for 250,000 (25,000 pre-split) shares of Lauraan common stock. Integrators and its subsidiaries are included in discontinued operations during the period owned by LFSI.

Georgia was incorporated by the Company on December 1, 2003, and commenced operations on February 6, 2004. Georgia was also sold to Lauraan in exchange for 500,000 (50,000 pre-split) shares of Lauraan common stock on May 24, 2004, and is included in discontinued operations.

Lauraan common stock was not trading at the time of the sale, and the companies that were sold had liabilities which exceeded their assets. Based on this information, the Company's management believes the value of the Lauraan common stock owned had no value on the date of the exchange and at June 30, 2004. Accordingly, the Company recorded a zero value for the stock received in the above transactions.

LST OF BALTIMORE, INC.
----------------------
On May 5, 2004, the Company, LFSI Acquisition, Inc. (a wholly-owned subsidiary), and LST of Baltimore, Inc. entered into a Merger Agreement. The merger contemplated by the Merger Agreement was also completed on May 5, 2004. As a result of the Merger, LBI became a wholly-owned subsidiary of the Company and all outstanding shares of LBI's capital stock were exchanged for 1,900,000 shares of the Company's common stock, which was valued at $76,000, based upon the trading price of the stock on the date of the transaction. The Company also assumed an obligation to issue an additional 800,000 shares of its common stock as a fee for facilitating the acquisition. LBI was a private company which provided builders, homeowners and commercial customers with complete installation and equipment for structured wiring, security, personal computer networking, audio, video, home theater, central vacuum and accent lighting. The Company was not in a position to provide additional working capital to LBI. Accordingly, effective June 30, 2005, the Company sold LBI, received no proceeds and recognized a loss of $204,252. The operations of LBI are included in discontinued operations during the period owned by LFSI.

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

The acquisition of FutureSmart was accounted for as a purchase in accordance with SFAS 141, and the Company allocated the purchase price of FutureSmart based upon the fair values of the net assets acquired and liabilities assumed.

On October 17, 2003, the Company completed its sale of all of the assets of FutureSmart for an "Initial Purchase Price" of $1,500,000, which is subject to adjustment as provided in the Asset Purchase Agreement to the "Final Purchase Price." The Initial Purchase Price is allocated to the secured creditors of FutureSmart; $200,000 to the Company, and $1,300,000 to the other secured creditors. Thirty percent ($450,000) of the Initial Purchase Price was paid at closing pro rata to the secured creditors ($60,000 to the Company) and the remainder of $1,050,000 was placed in escrow. The escrowed amount is subject to various adjustments, including determination of the final net assets as of the closing date and settlement of certain other obligations. The remaining balance was scheduled to be disbursed by the escrow agent no later than one year and one day after the closing date. There have been a number of offsets against the Company's share, as well as, certain third party claims against the amount. The Company does not expect to receive any additional amount from the escrow.

DISCONTINUED OPERATIONS
-----------------------
Discontinued operations include the results of operations for LBI, Brittany, Georgia, Franchising, FutureSmart, Colorado and Integrators and its wholly owned subsidiaries during the periods owned by the Company and may be summarized as follows:

                                                  Fiscal 2005       Fiscal 2004
                                                  -----------       -----------

Revenues                                          $   756,054       $ 2,426,307
                                                  ============      ============
Net earnings (loss) from operations               $  (495,313)      $(8,675,687)
Gain (loss) on sale of discontinued operations       (211,176)        2,201,525
                                                  ------------      ------------
  Net loss                                        $  (706,489)      $(6,474,162)
                                                  ============      ============
Net loss per share                                $      (.02)      $      (.31)
                                                  ============      ============

The net loss from discontinued operations includes goodwill impairment in the amount of $6,899,054 in fiscal 2004.

Net current liabilities of discontinued operations includes: accounts receivable (fully reserved); $130,681 in accounts payable; $232,023 due to OTV and subsidiaries; $295,000 in notes payable; and $989,454 in accrued expenses as of June 30, 2005.


4.       LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable at June 30, 2005, consists of the following:

Unsecured note payable - due in monthly installments of $1,450, commencing
   November 1, 2004 with interest at 12% until the principal is paid in full;
   convertible into the Company's common stock at $2.50 per share; past due         $145,000
Unsecured note payable - due June 30, 2005; with interest at 12%                      34,919
Convertible debentures - due May 4, 2009; with interest at 1% (1)                    148,229
Note payable - due in August 2003 with interest at 12% and collateralized by
   certain home technology accounts receivable and inventory; past due (2)           650,000
                                                                                    ---------
     Total notes payable and long-term debt                                          978,148
     Less current portion of long-term debt                                          829,919
                                                                                    ---------
       Long-term debt less current portion                                           148,229
       Non-current accrued interest                                                    2,154
                                                                                    ---------
            Total long-term debt and accrued interest                               $150,383
                                                                                    =========

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

The First Debenture A conversion price of $0.42 per share was higher than the per share price of the Company's common stock on the issuance date of May 5, 2004. The Second Debenture conversion price of $0.001 per share was lower than the per share price of the Company's common stock on the issuance date of May 4, 2004. In accordance with the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company should record a beneficial conversion feature related to the debentures. However, since the debenture was converted prior to June 30, 2004, no beneficial conversion was recorded as it would have been fully amortized at June 30, 2004. In connection with the convertible debt financing, the Company capitalized $58,400 of debt issuance costs, which are included in other assets. These costs are being amortized over the life of the convertible debentures. As of June 30, 2005, $33,540 of the debt financing costs remain and $24,860 has been amortized.

During fiscal 2004, $27,772 in debenture principal plus the related accrued interest was converted into 1,800,468 shares of common stock, which were issued from the 4,000,000 shares of treasury stock contributed by OTV. During fiscal 2005, $35,596 in debenture principal plus the related accrued interest was converted into 3,588,402 shares of common stock. The 3,588,402 shares included 2,199,532 shares which were issued from the remainder of the treasury stock contributed by OTV and 1,388,870 newly issued shares.

The conversion price and number of shares of common stock issuable upon conversion of the debentures is subject to adjustment for stock splits and combinations and other dilutive events. To satisfy its conversion obligations under the debentures, the Company placed 50,000,000 shares of its common stock into escrow for potential issuance to HEM upon conversion of the debentures. As of June 30, 2005, 44,611,130 shares of common stock remain in escrow. Unless and until the debentures are converted, HEM has no voting or other ownership rights in any of the shares of the Company's common stock held in escrow and the shares in escrow are not treated by the Company as being issued and outstanding.

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

(2) At the option of the note holder, this note can be converted into OTV's common stock at a ratio of one pre-split share of common stock for each $4.55 of outstanding principal and interest. OTV's common stock closed at $.60 (pre-split) on June 30, 2005. On July 7, 2005 OTV had a 1:10 stock split.

Future maturities of long-term debt and notes payable are as follows at June 30, 2005:

             Fiscal Year                        Amount
             -----------                        ------

                2006                         $   829,919
                2007                                  -
                2008                             148,229
                                             -----------
                Total                        $   978,148
                                             ===========

5.       NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at June 30, 2005, consist of the following:
Unsecured note payable - due on April 1, 2005; interest payable monthly from
November 1, 2004, at 12%; convertible into the Company's common stock at $2.50
per share after January 1, 2005; past due                                            $   500,000
Unsecured notes payable - due in monthly installments of $5,056 with interest at 12% until paid in full; convertible into the Company's common stock at $2.50
per share; past due                                                                       505,558
Unsecured notes payable - due in monthly installments of $791 with interest at 8% until the principal is paid in full; convertible
   into the Company's common stock at $2.50 per share; past due                           118,709
                                                                                     -------------
     Total                                                                           $  1,124,267
                                                                                     =============

6.       INCOME TAXES

Deferred income tax assets consist of the following as of June 30, 2005:

Net operating loss and capital loss carryforwards                                    $  7,314,900
Deferred income tax asset valuation allowance                                          (7,314,900)
                                                                                     -------------
     Net deferred income tax assets                                                  $          -
                                                                                     =============

A reconciliation of the Company's effective income tax rate to the statutory income tax rate is as follows:


                                                     Years ending June 30,
                                                    2005               2004
                                                    ----               ----

Federal tax benefit at statutory rate           $  (402,700)      $(2,378,100)
State tax benefit, net of federal                   (53,300)         (314,800)
Goodwill impairment                                      --          (992,200)
Permanent differences                                   600            10,000
Change in deferred tax valuation allowance          455,400         3,675,100
                                                ------------      ------------
     Income tax expense                         $        --       $        --
                                                ============      ============

As of June 30, 2005, the Company had approximately $20,678,000 of net operating loss and capital loss carry forwards for federal income tax purposes, which expire between 2020 and 2025. A deferred income tax asset valuation has been established against all deferred income tax assets as management is not certain that the deferred income tax assets will be realized. In addition, due to substantial limitations placed on the utilization of net operating losses following a change in control, utilization of such net operating losses could be limited.

7.       NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

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

Following is a summary of outstanding warrants which have been granted by the
Company:

                                             Fiscal 2005            Fiscal 2004
                                     -----------------------  ------------------------
                                                    Weighted                 Weighted
                                                    Average                  Average
                                       Number       Exercise   Number        Exercise
                                     of Shares       Price    of Shares        Price
                                     ---------       -----    ---------        -----
Outstanding, beginning of year        50,000       $   2.75    939,800       $   4.72

Cancelled                            (50,000)          2.75   (889,800)          4.83
                                     --------                 ---------
Outstanding, end of year                  --          --        50,000       $   2.75
                                     ========      ========   =========      ========
Vested, end of year                       --          --        50,000       $   2.75
                                     ========      ========   =========      ========

The weighted average contractual life for all outstanding warrants as of June 30, 2004, was approximately 12 months, with the exercise price of $2.75. These warrants expired in fiscal 2005.

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


Following is a summary of activity of the Plan:

                                             Fiscal 2005              Fiscal 2004
                                      -----------------------  -------------------------
                                                    Weighted                   Weighted
                                                     Average                    Average
                                       Number       Exercise    Number         Exercise
                                       of Shares      Price     of Shares        Price
                                       ---------      -----     ---------        -----
Outstanding, beginning of year         680,461      $   2.78    1,050,000       $   2.73

Granted                                     --         --         113,795           1.45
Forfeited                                   --         --        (483,334)          3.98
Expired                                     --         --              --          --
                                    ----------      --------   ----------       --------
Outstanding, end of year               680,461      $   2.78      680,461       $   2.78
                                    ==========      ========   ==========       ========
Vested, end of year                    680,461      $   2.78      680,461       $   2.78
                                    ==========      ========   ==========       ========

The weighted average contractual life for all options under the Plan as of June 30, 2005, was approximately 2.44 years with exercise prices ranging from $2.20 to $5.10. If not previously exercised, all Plan options outstanding at June 30, 2005, will expire as follows:

                                                                 Weighted
                                                                  Average
                                              Number             Exercise
                                            of Shares              Price
                                            ---------              -----

         Fiscal 2006                          400,000             $  2.20
         Fiscal 2007                          113,795             $  1.45
         Fiscal 2013                          166,666             $  5.10
                                              680,461             $  2.78

The Company granted options outside of the Plan to acquire 642,858 shares of its common stock at an average exercise price of $2.80, which were outstanding on July 1, 2003. Options to acquire 476,192 shares were forfeited during fiscal 2004 and the remaining options to acquire 166,666 shares at an exercise price of $2.50 expire in March 2013.


8.       CONVERTIBLE SERIES A PREFERRED STOCK

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

During fiscal 2004, 223,476 shares of preferred stock were converted into 444,487 shares of common stock of the Company. During fiscal 2005, the remaining outstanding shares of preferred stock of 781,752 were converted into 1,719,854 shares of common stock of the Company.


9.       DEFERRED EXPENSES

Deferred expenses included $265,988 in prepaid interest on the $1,900,000 in debentures which were included in the long-term debt of FutureSmart. The Company issued 106,395 shares of its common stock to prepay the interest until March 7, 2005, the due date of the debentures. This asset was transferred to discontinued operations during fiscal 2004 upon the sale of FutureSmart.

Deferred expenses also included $37,500 for shares issued for services in fiscal 2003, which were recognized in fiscal 2004 when the services were performed.


10.      TRANSACTIONS WITH RELATED PARTIES

At June 30, 2005, notes and advances due to affiliates from continuing operations consisted of the following:

Due to OTV and its subsidiaries                                       $  945,372
Advance from and accrued interest payable to Michael Pruitt, former
   CEO of OTV                                                             17,811
Advances from and accrued interest payable to G. David Gordon, a
   shareholder and creditor of LFSI and OTV                              227,721
                                                                      ----------
                                                                      $1,190,904
                                                                      ==========

The amount due to OTV and its subsidiaries represents net advances to and from OTV and its subsidiaries. OTV also has provided various services to the Company, including accounting and finance assistance, capital and debt raising, human resources and other general and administrative services, until November 2003. For the year ended June 30, 2004, OTV charged the Company $25,000.

During fiscal 2004, OTV returned 4,000,000 shares of the Company's common stock, which was recorded as treasury stock. This transaction was related to an indemnification agreement between OTV and the Company, where OTV is indemnified against potential liabilities as a shareholder of the Company.

At June 30, 2005, total debt outstanding to G. David Gordon, his wife and a company in which he is the principal shareholder, was $1,005,558 which is included in notes payable to related parties. Mr. Gordon acts as special legal counsel to OTV and the Company from time to time and is a shareholder of both. Paul B. Johnson, President and acting Chief Executive Officer of the Company, is owed $28,544 in accrued compensation at June 30, 2005, which is included in accrued expenses.

TRANSACTIONS WITH RELATED PARTIES IN DISCONTINUED OPERATIONS

Mr. Pruitt, Mr. Gordon, Mr. Johnson, and Glenn Barrett, former President of LST, had transactions with the discontinued operations of the Company.

Net current liabilities of discontinued operations include $232,023 due to OTV and its subsidiaries.

Mr. Pruitt is also a minority investor in a company that has purchased franchise licenses and business operations of LST's home technology business in three markets in South Carolina and in another company that has purchased franchise licenses in three locations in Maryland. At June 30, 2004, the franchise locations in South Carolina were closed. The amounts due to the Company and its subsidiaries were paid by the shareholders of these franchisees. The franchise location in Maryland, LBI, was purchased by the Company in May 2004 and sold to Mr. Pruitt in June 2005.

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

Revenues from these franchisees for the year ended June 30, 2004 is as follows (none in fiscal 2005):

Houston and three North Carolina markets                    $         93,000
Three South Carolina markets                                          84,000
Three Maryland markets                                                17,000
LVA and subsidiaries                                                  30,000
Dallas                                                                25,000
                                                            ----------------
                                                            $        249,000
                                                            ================

11.      COMMITMENTS AND CONTINGENCIES

The Company had no rent expense from continuing operations for the years ended June 30, 2005 and 2004. The office space occupied by LFSI is provided at no cost by the President of the Company. It is expected that this arrangement will continue until operations improve.

On April 6, 2004, Mercator Momentum Fund LP ("Mercator") filed a complaint (case number BC313358, Superior Court of California, County of Los Angeles, Stanley Mosk Central District) against Lifestyle Innovations, Inc. as an alter ego and RichMark Capital Corp. relating to a past due loan obligation of Lifestyle Integrators, Inc., a wholly owned subsidiary of Lifestyle, in the amount of $295,000. The loan amount is included in current liabilities of discontinued operations. Integrators was sold in May 2004. On September 3, 2004, Mercator received a default judgment against Integrators and RichMark in the amount of $295,000. In addition, Mercator has pursued its alter ego claim against LFSI and due to LFSI's inability to pay for legal counsel LFSI will most likely not prevail.

On April 23, 2004, Meyer Saltzman etal ("Saltzman") filed a complaint (Case No. 2004-CV-2440, State District Court of Denver, Colorado) against SYSLYNC-COLORADO, Inc. and Lifestyle Innovations, Inc. for their part in the acquisition of the assets of Homesync. Saltzman's claim against LFSI is for fraud and breach of contract under an alter-ego theory. Both sides have agreed to transfer the dispute to arbitration. Prior to a decision by the arbitrator, SYSLYNC-COLORADO filed for bankruptcy protection. LFSI believes the bankruptcy filing stayed all of the proceedings; however, Saltzman is attempting to enforce a $500,000 judgment against LFSI. The $500,000 judgment is included in current liabilities of discontinued operations.


12.      FOURTH QUARTER ADJUSTMENTS

The Company recorded the $500,000 judgment in the Saltzman matter discussed in note 11 during the fourth quarter.

The Company was billed and recorded $88,860 in legal expenses during the fourth quarter, which covered services rendered throughout the fiscal year.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 10, 2005, the Company dismissed its former principal accountant, Guest & Company, P.C., ("Guest") Certified Public Accountants, of Tulsa, Oklahoma and engaged Creason & Associates, P.L.L.C., ("Creason") Certified Public Accountants, of Tulsa, Oklahoma, as its principal accountants. The decision to change accountants was approved by the Board of Directors of the Company and was required due to the purchase of Guest by Creason.

During the fiscal year ended June 30, 2004, and the subsequent interim periods, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement, and Guest & Company, P.C. has not advised the Company of any reportable events as defined in paragraph (A) through (D) of Regulation S-K Item 304(a)(1)(v).

Guest's audit report for the fiscal year ended June 30, 2004, and note 1 to the corresponding financial statements, contained a modification regarding the Company's ability to continue as a going concern due to the Company's net total liabilities and commitments exceeding current assets available to fund operations and such audit report stated these factors raised "substantial doubt" about the Company's ability to continue as a going concern. The audited financial statements of the Company for the fiscal year ended June 30, 2004, did not include any adjustments in respect of the going concern modification. Other than the going concern modification, the audit report of Guest on the financial statements of the Company for the fiscal year ended June 30, 2004, and any subsequent interim period, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the year ended June 30, 2004, and through May 10, 2005, the Company did not consult with Creason regarding any of the matters or events set forth in
Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 8A  CONTROLS AND PROCDEURES


(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of the principal executive officer the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2005, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective. The Company ceased a majority of its operations during fiscal 2004.

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

                                                                      Date First
                                    Position of Office                Elected/
     Name          Age               With the Company                 Appointed
     ----          ---               ----------------                 ---------

Paul Johnson       57         President since                           2002
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

Mr. Johnson serves on the Board of Directors for Sinffex, Inc. and USN Corporation. Mr. Johnson is an active participant in strategic planning and business development in each of these companies.

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

Randy Howell directly owns 8.8% of the outstanding common stock of the Company and as such is required to comply with Section 16(a) of the Exchange Act. In addition, the SEC has alleged that Mark White and Mr. Howell constitute a group and that their shares should be aggregated. Mr. White has denied that he has any claim, agreement or control over the 2,571,428 shares owned by Mr. Howell, nor is he a member of any other group of shareholders of the Company. As a result of Mr. White's disclaimer, the Company has not aggregated any of Mr. White's shares with Mr. Howell. Mr. Howell has not fulfilled his filing obligation for fiscal 2005, nor for any past years.

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

ITEM 10  EXECUTIVE COMPENSATION

The following table shows the compensation of the Company's Chief Executive Officer and each officer whose total cash compensation exceeded $100,000 for the three years ended June 30, 2005, 2004 and 2003.

                           SUMMARY COMPENSATION TABLE

     Name and                                                      Other Annual
Principal Position           Year       Salary         Bonus       Compensation
------------------           ----       ------         -----       ------------

Paul Johnson                 2005         $12,500         -                 -
(CEO from 9/5/02             2004        $150,000         -                 -
to 3/7/03 and since          2003        $126,500         -                 -
1/1/04)

Ron Pitcock                  2005             N/A       N/A               N/A
(CEO from 10/9/03            2004              -          -                 -
to 1/1/04)                   2003             N/A       N/A               N/A

Jacqueline E. Soechtig       2004             N/A       N/A               N/A
(CEO from 3/7/03             2004         $72,916         -                 -
to 10/9/03)                  2003         $83,333         -          $433,332

Randy Howell                 2005             N/A       N/A               N/A
(CEO from 4/24/01            2004             N/A       N/A               N/A
to 9/5/02)                   2003          $5,000         -                 -


Other annual compensation for Jacqueline E. Soechtig is the value of options to acquire 166,666 shares of the Company's common stock which were granted and vested on March 7, 2003. The value is determined by subtracting the exercise price of $2.50 from the closing price of the stock on that date of $5.10 and multiplying the result by the 166,666 shares which can be purchased at that price.


                                            LONG-TERM COMPENSATION

                                                       Awards                                 Payout
                                          ---------------------------------        ----------------------------
                                                                Securities
                                            Restricted          Underlying                            All Other
              Name and                         Stock             Options/             LTIP             Compen-
         Principal Position                  Award(s)            SARs (#)          Payouts ($)       sation ($)
         ------------------                  --------            --------          -----------       ----------
Paul Johnson                                     -                400,000               -                 -
(CEO from 9/5/02 to
3/7/03 and since 1/1/04)

Ron Pitcock                                      -                   -                  -                 -
(CEO from 10/9/03 until 1/1/04)

Jacqueline E. Soechtig                           -                333,332               -                 -
(CEO from 3/7/03 to 10/9/03)

Randy Howell                                     -                   -                  -                 -
(CEO from 4/24/01 to 9/5/02)

On March 7, 2003, pursuant to her employment agreement, Jacqueline E. Soechtig, Chief Executive Officer from March 7, 2003 until October 9, 2003, was granted
(1) an incentive stock option to purchase 500,000 shares of common stock at an exercise price equal to the trading price of such stock on the last trading day prior to Board approval ($5.10), with an option for 166,666 shares to vest and become exercisable on the effective date of the agreement and options for 166,667 shares to vest and become exercisable on each of the first and second anniversaries of the effective date, subject to her continued employment and (2) a non-qualified stock option to purchase 500,000 shares at an exercise price equal to $2.50, with an option for 166,666 shares to vest and become exercisable on the effective date of this agreement and options for 166,667 shares to vest and become exercisable on each of the first and second anniversaries of the effective date, subject to her continued employment. Both options will expire on March 7, 2013. Ms. Soechtig resigned effective October 9, 2003. Accordingly, the unvested portion of her options was forfeited.

On September 5, 2002, Paul Johnson, a Director and Chief Executive Officer of the Company until March 7, 2003 and since January 1, 2004, was granted an option to acquire 400,000 shares of common stock at an exercise price of $2.20, the trading price on that day. The option will expire on September 5, 2005.

There were no option or SAR grants during fiscal 2005 or fiscal 2004.


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

                              EMPLOYMENT CONTRACTS

Jacqueline E. Soechtig had a two-year employment contract with the Company for her services as CEO of the Company and President, CEO and Chairman of the Board of Directors of FutureSmart, which was effective on March 7, 2003. The employment contract automatically extended for an additional one-year term at the end of the initial two-year term and each one-year renewal thereafter unless otherwise terminated. The contract provided for a salary of $250,000 per year, the stock options described above and other normal and usual provisions. Ms. Soechtig resigned effective October 9, 2003.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table indicates the beneficial ownership of the Company's voting securities of all persons, all directors of the Company and all officers who are not directors of the Company, as a group, as of October 18, 2005, the most recent practicable date. As of October 18, 2005, there were 29,162,349 shares of the Company's common stock outstanding.

   Title                Name and Address             Amount and Nature
 of Class              of Beneficial Owner          of Beneficial Owner        % of Class
 --------              -------------------          -------------------        ----------
Common        OneTravel Holdings, Inc.                  11,566,641                39.7%
              6836 Morrison Blvd., Ste 200
              Charlotte, NC  28211

Common        Randy Howell     (a)                       2,571,428                 8.8%
              2842 Placid Circle
              Grapevine, TX  76051

Common        Paul Johnson (b)                             400,000                 1.4%
              4700 Lakeshore Ct.
              Colleyville, TX  76034

              All officers and directors
              as a group (1 person)                        400,000                 1.4%

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

(b) Represents a vested option for 400,000 shares at $2.20.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


At June 30, 2005, notes and advances due to affiliates from continuing operations consisted of the following:

Due to OTV and its subsidiaries                                       $  945,372
Advance from and accrued interest payable to Michael Pruitt, CEO of
     OTV                                                                  17,811
Advances from and accrued interest payable to G. David Gordon, a
     shareholder and creditor of LFSI and OTV                            227,721
                                                                      ----------
                                                                      $1,190,904
                                                                      ==========

The amount due to OTV and its subsidiaries represents net advances to and from OTV and its subsidiaries. OTV also has provided various services to the Company, including accounting and finance assistance, capital and debt raising, human resources and other general and administrative services, until November 2003. For the year ended June 30, 2004, OTV charged the Company $25,000.

During fiscal 2004, OTV returned 4,000,000 shares of the Company's common stock, which was recorded as treasury stock. This transaction was related to an indemnification agreement between OTV and the Company, where OTV is indemnified against potential liabilities as a shareholder of the Company.

At June 30, 2005, total debt outstanding to G. David Gordon, his wife and a company in which he is the president and a shareholder, was $1,005,558 which is included in notes payable to related parties. Mr. Gordon acts as special legal counsel to OTV and the Company from time to time and is a shareholder of both.

Paul B. Johnson, President and acting Chief Executive Officer of the Company, is owed $28,544 in accrued compensation at June 30, 2005, which is included in accrued expenses.

TRANSACTIONS WITH RELATED PARTIES IN DISCONTINUED OPERATIONS

Mr. Pruitt, Mr. Gordon, Mr. Johnson, and Glenn Barrett, former President of LST, had transactions with the discontinued operations of the Company.

Net current liabilities of discontinued operations include $232,023 due to OTV and its subsidiaries.

Mr. Pruitt is also a minority investor in a company that has purchased franchise licenses and business operations of LST's home technology business in three markets in South Carolina and in another company that has purchased franchise licenses in three locations in Maryland. At June 30, 2004, the franchise locations in South Carolina were closed. The amounts due to the Company and its subsidiaries were paid by the shareholders of these franchisees. The franchise location in Maryland, LBI, was purchased by the Company in May 2004 and sold to Mr. Pruitt in June 2005.

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

Revenues from these franchisees for the year ended June 30, 2004 is as follows (none in fiscal 2005):

                                                                      2004
                                                                      ----

Houston and three North Carolina markets                       $         93,000
Three South Carolina markets                                             84,000
Three Maryland markets                                                   17,000
LVA and subsidiaries                                                     30,000
Dallas                                                                   25,000
                                                               -----------------
                                                               $        249,000
                                                               =================

ITEM 13  EXHIBITS

Exhibits - See Exhibit Index at Page 54.


ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES - As of October 31, 2005, the aggregate fees billed for professional services rendered was $9,100 and $50,100 for the audits of the Company's annual consolidated financial statements for the fiscal years ended June 30, 2005 and 2004, respectively, which included the reviews of the condensed consolidated financial statements included in the Company's Forms 10-QSB.

AUDIT-RELATED FEES - None.

TAX FEES - None.

ALL OTHER FEES - None.

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

                                       LIFESTYLE INNOVATIONS, INC.



November 11, 2005                      /s/ Paul Johnson
----------------                       ----------------
                                       Paul Johnson, President, Acting CEO and
                                       Principal Accounting Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

November 11, 2005                     /s/ Paul Johnson
----------------                      ----------------
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

16                    Letter on change in certifying accountant                          N/A

18                    Letter on change in accounting principles                          N/A

21                    Subsidiaries of the Registrant                                   Item 1

22                    Published report regarding matters submitted to vote               N/A

23                    Consent of experts and counsel                                     N/A

24                    Power of Attorney                                                  N/A

31                    Certifications pursuant to 18 U.S.C. Section 1350,
                      Section 302 of the Sarbanes-Oxley Act of 2002                      55

32                    Certifications pursuant to 18 U.S.C. Section 1350,
                      Section 906 of the Sarbanes-Oxley Act of 2002                      56