Form 10QSB
period 2005-09-30
LIFESTYLE INNOVATIONS INC
filed 2005-12-13
CIK 80327

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10 QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934


                      For Quarter Ended: SEPTEMBER 30, 2005


                        Commission File Number: 001-04026


                           LIFESTYLE INNOVATIONS, INC.
        (Exact name of small business issuer as specified in its charter)


        NEVADA                                                    82-6008727
(State of Incorporation)                                    (IRS Employer ID No)


                    4700 LAKESHORE CT, COLLEYVILLE, TX 76034
                     (Address of principal executive office)

                                  817-291-4000
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].


The number of shares outstanding of registrant's common stock, par value $.001 per share, as of September 30, 2005 was 29,162,349 shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
INDEX


                                                                            PAGE
                                                                             NO.

Part I.  Financial Information (Unaudited)

Item 1.  Condensed Consolidated Balance Sheet - September 30, 2005             3

         Condensed  Consolidated  Statements of Operations -
         Three Months Ended September 30, 2005 and 2004                        4

         Condensed  Consolidated  Statements of Cash Flows -
         Three Months Ended September 30, 2005 and 2004                        5

         Notes to Condensed Consolidated Financial Statements               6-15

Item 2.  Management's Discussion and Analysis or Plan of Operation         16-17

Item 3.  Controls and Procedures                                              18

Part II. Other information                                                 19-21

LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
September 30, 2005
(Unaudited)

                                     ASSETS

Current assets
 Cash and cash equivalents                                         $        554
 Accounts receivable                                                      1,586
 Marketable equity securities                                             2,250

                                                                   ------------
    Total current assets                                                  4,390
Other assets                                                             31,342
                                                                   ------------
     Total assets                                                  $     35,732
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Notes payable and current installments of long-term debt          $    829,919
 Notes payable - related parties                                      1,124,267
 Accounts payable                                                       278,053
 Accrued expenses                                                       844,652
 Due to affiliates                                                    1,223,445
 Current liabilities of discontinued operations                       1,647,158
                                                                   ------------
     Total current liabilities                                        5,947,494
Long-term debt and accrued interest less current installments           153,103
                                                                   ------------
     Total liabilities                                                6,100,597
                                                                   ------------

Commitments and contingencies

Stockholders' deficit
 Common stock: $.001 par value; authorized 250,000,000 shares;
  issued and outstanding - 29,162,349 shares                             29,162
 Additional paid in capital                                          14,067,734
 Accumulated deficit                                                (20,161,761)
                                                                   ------------
     Total stockholders' deficit                                     (6,064,865)
                                                                   ------------
     Total liabilities and stockholders' deficit                   $     35,732
                                                                   ============

See accompanying notes to condensed consolidated financial statements.


LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three months ended September 30, 2005 and 2004
(Unaudited)

                                                          2005             2004
                                                      ------------    ------------
Sales and revenues
  Royalty                                             $      1,586    $         --
                                                      ------------    ------------
                                                             1,586              --
Cost of sales                                                   --              --
                                                      ------------    ------------
  Gross profit                                               1,586              --

Operating expenses:
  Selling, general and administrative expense                1,385          62,931
                                                      ------------    ------------
    Total operating expenses                                 1,385          62,931
                                                      ------------    ------------
Earnings (loss) from operations                                201         (62,931)
Other income (expense):
  Other income                                                  --           2,112
  Unrealized loss from marketable equity securities         (2,250)             --
  Interest expense                                         (29,939)        (25,288)
  Interest expense - related parties                       (32,541)        (25,041)
                                                      ------------    ------------
                                                           (64,730)        (48,217)
                                                      ------------    ------------
Loss from continuing operations                            (64,529)       (111,148)
Discontinued operations:
 Loss from discontinued operations                              --            (280)
 Income tax benefit                                             --              --
                                                      ------------    ------------
                                                                --            (280)
                                                      ------------    ------------
Net loss                                              $    (64,529)   $   (111,428)
                                                      ============    ============

Net loss per share, basic and diluted:
  Continuing operations                               $      (0.00)   $      (0.00)
  Discontinued operations                                       --           (0.00)
                                                      ------------    ------------
    Net loss per share, basic and diluted             $      (0.00)   $      (0.00)
                                                      ============    ============

Weighted Average Shares Outstanding                     29,162,349      24,232,292
                                                      ============    ============



See accompanying notes to condensed consolidated financial statements.




LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended September 30, 2005 and 2004
(Unaudited)

                                                            2005          2004
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $ (64,529)   $(111,428)
 Loss from discontinued operations                              --         (280)
                                                         ---------    ---------
   Loss from continuing operations                         (64,529)    (111,148)
Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                                  --          422
  Amortization                                               2,720           --
  Unrealized loss from marketable equity securities          2,250           --
  Changes in operating assets and liabilities:
     Accounts receivable                                    (1,586)          --
     Prepaid expenses and other assets                       2,198           --
     Accounts payable and accrued expenses                  26,365       67,755
                                                         ---------    ---------
        Net cash used by continuing operations             (32,582)     (42,971)
        Net cash used by discontinued operations                --       (8,328)
                                                         ---------    ---------
          Net cash used by operations                      (32,582)     (51,299)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Loans and advances from related parties                     32,541       25,041
Loans made                                                      --       (6,500)
                                                         ---------    ---------
     Net cash provided by continuing operations             32,541       18,541
        Net cash used by discontinued operations                --         (534)
                                                         ---------    ---------
          Net cash provided by financing activities         32,541       18,007
                                                         ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                      (41)     (33,292)
CASH AND CASH EQUIVALENTS, beginning of period                 595       33,947
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                 $     554    $     655
                                                         =========    =========


See accompanying notes to condensed consolidated financial statements.



                                       5

LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


A.       BASIS OF PRESENTATION AND ORGANIZATION

         (1) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Lifestyle Innovations, Inc. ("LFSI") and its wholly owned subsidiaries: Lifestyle Technologies Franchising Corp. ("Franchising"); Brittany Enterprises, Inc. ("Brittany"); SYSLYNC
              - COLORADO, Inc. ("Colorado") and FutureSmart Systems, Inc. ("FutureSmart") (collectively the "Company"). Franchising, Brittany, Colorado and FutureSmart are included in discontinued operations. All material intercompany accounts and transactions have been eliminated. OneTravel Holdings, Inc. ("OTV") owns 39.7% of the Company's common stock.

          (2) NATURE OF BUSINESS AND CURRENT OPERATIONS - The Company has a royalty agreement which calls for monthly payment of royalties equal to 1% of LST of Baltimore, Inc.'s ("LBI") sales after June 30, 2005.

          (3) GENERAL - The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in LFSI's Annual Report for the period ended June 30, 2005, which is included in the Company's Form 10-KSB.

         (4) FISCAL YEARS - As used herein, fiscal 2006 refers to the periods included in the fiscal year ended June 30, 2006, and fiscal 2005 refers to the periods included in the fiscal year ended June 30, 2005.

         (5) GOING CONCERN - At September 30, 2005, the Company has a significant working capital deficit of $5,943,104. The major components of the working capital deficit include: $1,223,445 due to affiliates, $1,122,705 in accounts payable and accrued expenses, current portion of long-term debt and notes payable in the amount of $829,919, notes payable due related parties of $1,124,267 and net current liabilities of discontinued operations in the amount of $1,647,158. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently exploring additional sources of liquidity, through debt and equity financing alternatives and potential sales of its common stock in private placement transactions. Additionally, the Company plans on negotiating with its remaining debt holders to continue to extend or convert some or all of the debt. If the Company is (i) unable to grow or acquire a business to improve its operating cash flows, (ii) unsuccessful in extending a substantial portion of the debt repayments currently past due, or (iii) unable to raise additional funds through private placement sales of its common stock, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

         During the three months ended September 30, 2005, and 2004, the Company did not have any employee awards. Accordingly, there is no fair value/intrinsic value difference to disclose.

         Options and warrants issued to non-employees are accounted for under FAS No. 123, "Accounting for Stock Based Compensation". For the options and warrants issued to non-employees, the fair value of each award is calculated using the Black-Scholes Model in accordance with FAS No. 123.

         In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). Among other things, SFAS 123(R) requires expensing the fair value of stock options, previously optional accounting. For transition, upon adoption on January 1, 2006, SFAS 123(R) would require expensing any unvested options and will also require the Company to change the classification of certain tax benefits from option deductions to financing rather than operating cash flows. As of September 30, 2005, the Company did not have any unvested options which would require adjustment upon adoption of SFAS 123(R). Adoption should have the same impact as the pro forma disclosure which would be included above, if applicable.

         On May 7, 2002, the Board of Directors adopted and the shareholders approved by majority consent the Princeton Mining Company 2002 Stock Option Plan. The plan provides for the issuance of up to 2 million shares of the Company's $.001 par value common stock in connection with stock options and other awards under the plan. The plan authorizes the grant of incentive stock options and non-statutory stock options. At September 30, 2005, there were options granted under the plan for 280,461 shares (net of forfeitures), all of which are vested and 1,719,539 shares available for grant. There are non-qualified options to purchase 166,666 shares (all vested) outstanding at September 30, 2005, which are not granted under the plan. An incentive stock option for 400,000 shares expired in September 2005.

         NET LOSS PER COMMON SHARE

         The Company has adopted SFAS No. 128 "Earnings Per Share," which establishes standards for computing and presenting earnings per share
         (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All potential dilutive securities are antidilutive as a result of the Company's net loss for the three month periods ended September 30, 2005 and 2004, respectively. Accordingly, basic and diluted EPS are the same for each period.

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

         RECLASSIFICATIONS

          Certain prior period amounts have been reclassified to conform with the current year presentation.

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

LBI was sold effective June 30, 2005. Accordingly, the operations of LBI are included in discontinued operations for the periods owned by LFSI.

DISCONTINUED OPERATIONS
-----------------------
Discontinued operations include the results of operations for LBI and Brittany during the periods owned by the Company and may be summarized for the three months ended September 30, 2004 as follows (none in fiscal 2006):

Revenues                                                           $    185,893
                                                                   ============
Net loss from operations                                           $       (280)
Gain (loss) on sale of assets                                                --
                                                                   ------------
  Net loss                                                         $       (280)
                                                                   ============
Net loss per share, basic and diluted                              $       (.00)
                                                                   ============

Net current liabilities of discontinued operations includes: accounts receivable (fully reserved); $130,681 in accounts payable; $232,023 due to OTV and subsidiaries; $295,000 in notes payable; and $989,454 in accrued expenses as of September 30, 2005.

D.       MARKETABLE EQUITY SECURITIES

The following summarizes the Company's investment in trading securities at September 30, 2005:

         Cost                                                      $         --
         Unrealized gain                                                  2,250
                                                                   ------------
              Fair value                                           $      2,250
                                                                   ============

Lauraan Corp.'s ("Lauraan") common stock was not trading at the time it was acquired in exchange for Integrators and Georgia, and the companies that were sold had liabilities which exceeded their assets. Based on this information, the Company's management believes the value of the Lauraan common stock owned had no value on the date of the exchange. Accordingly, the Company recorded a zero value for the stock received in the above transactions. The Company included an unrealized loss of $2,250 in operations during the three months ended September 30, 2005.

E.       NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt and notes payable at September 30, 2005, consists of the following:

Unsecured note payable - due in monthly installments of $1,450, commencing November 1, 2004 with interest at 12% until the principal is paid in full; convertible into the Company's common
  stock at $2.50 per share; past due                                 $  145,000
Note payable - due June 30, 2005; with interest at 12%; past due         34,919
Convertible debentures - due May 4, 2009; with interest at 1% (1)       150,482
Note payable - due in August 2003 with interest at 12%;
  collateralized by certain home technology accounts receivable
  and inventory; past due (2)                                           650,000
                                                                     ----------
     Total notes payable and long-term debt                             980,401
     Less current portion of long-term debt                             829,919
                                                                     ----------
       Long-term debt less current portion                              150,482
         Non-current accrued interest                                     2,621
                                                                     ----------
               Long-term debt and accrued interest                   $  153,103
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

Since the $250,000 in convertible debentures bear interest at 1%, the Company discounted this amount by 6% to arrive at an effective cost of 7%. The discount of $64,687 was recorded as additional paid-in capital. The additional 6% interest will accrue monthly and be added to the convertible debenture balance. The discount associated with any principal conversion is immediately recorded as interest expense. During the three months ended September 30, 2005, $2,253, in interest was accrued and added to the remaining convertible debenture balance.

The First Debenture A conversion price of $0.42 per share was higher than the per share price of the Company's common stock on the issuance date of May 5, 2004. The Second Debenture conversion price of $0.001 per share was lower than the per share price of the Company's common stock on the issuance date of May 4, 2004. In accordance with the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company should record a beneficial conversion feature related to the debentures. However, since the debenture was converted prior to June 30, 2004, no beneficial conversion was recorded as it would have been fully amortized at June 30, 2004. In connection with the convertible debt financing, the Company capitalized $58,400 of debt issuance costs, which are included in other assets. These costs are being amortized over the life of the convertible debentures. As of September 30, 2005, $31,342 of the debt financing cost remains and $2,198 was amortized during the three months ended September 30, 2005.

As of June 30, 2005, $63,368 in debenture principal plus the related accrued interest had been converted into 5,388,870 shares of the Company's common stock. There were no additional conversions during the three months ended September 30, 2005.

The conversion price and number of shares of common stock issuable upon conversion of the debentures is subject to adjustment for stock splits and combinations and other dilutive events. To satisfy its conversion obligations under the debentures, the Company placed 50,000,000 shares of its common stock into escrow for potential issuance to HEM upon conversion of the debentures. As of September 30, 2005, 44,611,130 shares of common stock remain in escrow. Unless and until the debentures are converted, HEM has no voting or other ownership rights in any of the shares of the Company's common stock held in escrow and the shares in escrow are not treated by the Company as being issued and outstanding.

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

(2) At the option of the note holder, this note can be converted into OTV's common stock at a ratio of one post-split share of common stock for each $45.50 ($4.55 pre-split) of outstanding principal and interest. OTV changed its name to OneTravel Holdings, Inc. and on July 7, 2005 had a 1:10 stock split. OTV's common stock closed at $5.80 on September 30, 2005.


F.       NOTES PAYABLE - RELATED PARTIES

Notes payable to related parties at September 30, 2005, consist of the following:

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
                                                                     ==========

G.       INCOME TAXES

Deferred income taxes at September 30, 2005, consist primarily of net operating loss carryforwards, which amount to approximately $20,152,000 and expire between 2020 and 2025. A valuation allowance has been recorded for the full amount of the deferred tax assets. Further, due to substantial limitations placed on the utilization of net operating losses following a change in control, utilization of such net operating losses could be limited.


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

At September 30, 2005, there are no preferred shares outstanding.


I.       TRANSACTIONS WITH RELATED PARTIES

At September 30, 2005, notes and advances due to affiliates from continuing operations consisted of the following:

Due to OTV and its subsidiaries                                     $   945,372
Advance from and accrued interest payable to Michael Pruitt,
  former CEO of OTV                                                      20,185
Advances from and accrued interest payable to G. David Gordon,
  a shareholder and creditor of LFSI and OTV                            257,888
                                                                    -----------
                                                                    $ 1,223,445
                                                                    ===========

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

At September 30, 2005, total debt outstanding to G. David Gordon, his wife and a company in which he is the principal shareholder, was $1,005,558 which is included in notes payable to related parties. Mr. Gordon acts as special legal counsel to OTV and the Company from time to time and is a shareholder of both.

Paul B. Johnson, President and acting Chief Executive Officer of the Company, is owed $28,544 in accrued compensation at September 30, 2005, which is included in accrued expenses.

J.       COMMITMENTS AND CONTINGENCIES

The Company had no rent expense from continuing operations for the periods ended September 30, 2005 and 2004. The office space occupied by LFSI is provided at no cost by the President of the Company. It is expected that this arrangement will continue until operations improve.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company has a royalty agreement with LBI, which calls for monthly payment of royalties equal to 1% of LBI's sales after June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2005, the Company has a significant working capital deficit of $5,943,104. The major components of the working capital deficit include:
$1,223,445 due to affiliates, $1,122,705 in accounts payable and accrued expenses, current portion of long-term debt and notes payable in the amount of $829,919, notes payable due related parties of $1,124,267 and net current liabilities of discontinued operations in the amount of $1,647,158. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently exploring additional sources of liquidity, through debt and equity financing alternatives and potential sales of its common stock in private placement transactions. Additionally, the Company plans on negotiating with its remaining debt holders to continue to extend or convert some or all of the debt. If the Company is (i) unable to develop or acquire a business and improve its operating cash flows,
(ii) unsuccessful in extending a substantial portion of the debt repayments currently past due, or (iii) unable to raise additional funds through private placement sales of its common stock, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

                 THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

SALES AND REVENUES
During the three months ended September 30, 2005, the Company's only continuing operation consisted of the 1% royalty agreement on LBI's sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
Selling, general and administrative ("SG&A") expenses have decreased $61,546 (98%) during the three month period ended September 30, 2005, as compared to the year earlier period. Approximately 60% of the decline is the result of discontinuing officer compensation. The remainder of the earlier year costs include professional services, travel and other SG&A expenses, which have been substantially discontinued or minimized in the current fiscal period.

INTEREST EXPENSE
Interest expense amounted to $62,480 ($32,541 for related parties) during the three month period ended September 30, 2005, as compared to the year earlier period amount of $50,329 ($25,041 for related parties). The increase in interest expense of $12,151 ($7,500 for related parties) is primarily due to amortizing the loan cost associated with debentures, the interest accruing on the debentures and an increase from 6% to 12% on related party debt with a principal balance of $500,000.

DISCONTINUED OPERATIONS
The loss from discontinued operations amounted to $280 during the three month period ended September 30, 2004.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and principal accounting officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2005, and based on its evaluation, our principal executive officer and principal accounting officer have concluded that these controls and procedures are effective.

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


ITEM 6.  EXHIBITS


31    Certifications pursuant to 18 U.S.C. Section 1350,
      Section 302 of the Sarbanes-Oxley Act of 2002                      Page 21

32    Certifications pursuant to 18 U.S.C. Section 1350,
      Section 906 of the Sarbanes-Oxley Act of 2002                      Page 22


                                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LIFESTYLE INNOVATIONS, INC.

Date: December 12, 2005                      By: /s/ Paul Johnson
                                                 -------------------------------
                                                 Paul Johnson, President
                                                 Acting CEO and Principal
                                                 Accounting Officer