Form 10QSB
period 2005-12-31
LIFESTYLE INNOVATIONS INC
filed 2006-03-22
CIK 80327

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10 QSB

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


                      For Quarter Ended: DECEMBER 31, 2005



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


The number of shares outstanding of registrant's common stock, par value $.001 per share, as of December 31, 2005 was 29,162,349 shares.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No [X].



LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
INDEX


                                                                                                        PAGE
                                                                                                         NO.

Part I.           Financial Information (Unaudited)

Item 1.           Condensed Consolidated Balance Sheet - December 31, 2005                                3

                  Condensed  Consolidated  Statements of Operations - Three Months Ended December
                  31, 2005 and 2004                                                                       4

                  Condensed  Consolidated  Statements of  Operations - Six Months Ended  December
                  31, 2005 and 2004                                                                       5

                  Condensed  Consolidated  Statements  of Cash Flows - Six Months Ended  December
                  31, 2005 and 2004                                                                       6

                  Notes to Condensed Consolidated Financial Statements                                  7-16

Item 2.           Management's Discussion and Analysis or Plan of Operation                             17-19

Item 3.           Controls and Procedures                                                                20

Part II.          Other information                                                                     21-23


LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
December 31, 2005
(Unaudited)

                                        ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                                     $        513
 Accounts receivable                                                                  3,218
 Marketable equity securities                                                            --
                                                                               ------------
    Total current assets                                                              3,731
Other assets                                                                         29,144
                                                                               ------------
     Total assets                                                              $     32,875
                                                                               ============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Notes payable and current installments of long-term debt                      $    829,919
 Notes payable - related parties                                                  1,124,267
 Accounts payable                                                                   289,456
 Accrued expenses                                                                   869,550
 Due to affiliates                                                                1,255,986
 Current liabilities of discontinued operations                                   1,647,158
                                                                               ------------
     Total current liabilities                                                    6,016,336
Long-term debt and accrued interest less current installments                       155,856
                                                                               ------------
     Total liabilities                                                            6,172,192
                                                                               ------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT
 Common stock: $.001 par value; authorized 250,000,000 shares; issued and
  outstanding - 29,162,349 shares                                                    29,162
 Additional paid in capital                                                      14,067,734
 Accumulated deficit                                                            (20,236,213)
                                                                               ------------
     Total stockholders' deficit                                                 (6,139,317)
                                                                               ------------
     Total liabilities and stockholders' deficit                               $     32,875
                                                                               ============

See accompanying notes to condensed consolidated financial statements.



LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)

                                                                   2005                2004
                                                                   ----                ----

Sales and revenues
  Royalty                                                       $      1,632       $         --
                                                                ------------       ------------
                                                                       1,632                 --
COST OF SALES                                                             --                 --
                                                                ------------       ------------
  GROSS PROFIT                                                         1,632                 --

OPERATING EXPENSES:
  Selling, general and administrative expense                         11,444             36,956
                                                                ------------       ------------
    Total operating expenses                                          11,444             36,956
                                                                ------------       ------------
EARNINGS (LOSS) FROM OPERATIONS                                       (9,812)           (36,956)
OTHER INCOME (EXPENSE):
  Unrealized gain (loss) from marketable equity securities            (2,250)             9,000
  Interest expense                                                   (29,849)           (26,498)
  Interest expense - related parties                                 (32,541)           (32,541)
                                                                ------------       ------------
                                                                     (64,640)           (50,039)
                                                                ------------       ------------
LOSS FROM CONTINUING OPERATIONS                                      (74,452)           (86,995)
Discontinued operations:
 Earnings from discontinued operations                                    --             39,480
 Income taxes                                                             --                 --
                                                                ------------       ------------
                                                                          --             39,480
                                                                ------------       ------------
NET LOSS                                                        $    (74,452)      $    (47,515)
                                                                ============       ============

NET LOSS PER SHARE, BASIC AND DILUTED:
  CONTINUING OPERATIONS                                         $      (0.00)      $      (0.00)
  DISCONTINUED OPERATIONS                                                 --               0.00
                                                                ------------       ------------
    NET LOSS PER SHARE, BASIC AND DILUTED                       $      (0.00)      $      (0.00)
                                                                ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING                               29,162,349         24,974,541
                                                                ============       ============

See accompanying notes to condensed consolidated financial statements.



LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)

                                                                    2005               2004
                                                                    ----               ----

Sales and revenues
  Royalty                                                       $      3,218       $         --
                                                                ------------       ------------
                                                                       3,218                 --
COST OF SALES                                                             --                 --
                                                                ------------       ------------
  GROSS PROFIT                                                         3,218                 --

OPERATING EXPENSES:
  Selling, general and administrative expense                         12,829             99,465
                                                                ------------       ------------
    Total operating expenses                                          12,829             99,465
                                                                ------------       ------------
EARNINGS (LOSS) FROM OPERATIONS                                       (9,611)           (99,465)
OTHER INCOME (EXPENSE):
  Unrealized gain (loss) from marketable equity securities            (4,500)             9,000
  Interest expense                                                   (59,788)           (51,786)
  Interest expense - related parties                                 (65,082)           (57,582)
                                                                ------------       ------------
                                                                    (129,370)          (100,368)
                                                                ------------       ------------
LOSS FROM CONTINUING OPERATIONS                                     (138,981)          (199,833)
Discontinued operations:
 Earnings from discontinued operations                                    --             40,890
 Income taxes                                                             --                 --
                                                                ------------       ------------
                                                                          --             40,890
                                                                ------------       ------------
NET LOSS                                                        $   (138,981)      $   (158,943)
                                                                ============       ============

NET LOSS PER SHARE, BASIC AND DILUTED:
  CONTINUING OPERATIONS                                         $      (0.00)      $      (0.01)
  DISCONTINUED OPERATIONS                                                 --               0.00
                                                                ------------       ------------
    NET LOSS PER SHARE, BASIC AND DILUTED                       $      (0.00)      $      (0.01)
                                                                ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING                               29,162,349         24,963,577
                                                                ============       ============

See accompanying notes to condensed consolidated financial statements.


LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)
                                                                   2005            2004
                                                                   ----            ----
Cash flows from operating activities
Net loss                                                        $(138,981)      $(158,943)
 Loss from discontinued operations                                     --          40,890
                                                                ---------       ---------
   Loss from continuing operations                               (138,981)       (199,833)
Adjustments to reconcile net loss to net
 cash used by operating activities:
  Amortization                                                      5,473              --
  Unrealized (gain) loss from marketable equity securities          4,500          (9,000)
  Changes in operating assets and liabilities:
     Accounts receivable                                           (3,218)             --
     Prepaid expenses and other assets                              4,396              --
     Accounts payable and accrued expenses                         62,666          99,335
                                                                ---------       ---------
        Net cash used by continuing operations                    (65,164)       (109,498)
        Net cash provided by discontinued operations                   --          38,689
                                                                ---------       ---------
          Net cash used by operations                             (65,164)        (70,809)
                                                                ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Loans and advances from related parties                            65,082          57,582
Loans made                                                             --          (6,500)
                                                                ---------       ---------
     Net cash provided by continuing operations                    65,082          51,082
        Net cash used by discontinued operations                       --          (4,418)
                                                                ---------       ---------
          Net cash provided by financing activities                65,082          46,664
                                                                ---------       ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                             (82)        (24,145)
CASH AND CASH EQUIVALENTS, beginning of period                        595          33,947
                                                                ---------       ---------
CASH AND CASH EQUIVALENTS, end of period                        $     513       $   9,802
                                                                =========       =========

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

         (5) GOING CONCERN - At December 31, 2005, the Company has a significant working capital deficit of $6,012,605. The major components of the working capital deficit include: $1,255,986 due to affiliates, $1,159,006 in accounts payable and accrued expenses, current portion of long-term debt and notes payable in the amount of $829,919, notes payable due related parties of

              $1,124,267 and net current liabilities of discontinued operations in the amount of $1,647,158. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently exploring additional sources of liquidity, through debt and equity financing alternatives and potential sales of its common stock in private placement transactions. Additionally, the Company plans on negotiating with its remaining debt holders to continue to extend or convert some or all of the debt. If the Company is (i) unable to grow or acquire a business to improve its operating cash flows, (ii) unsuccessful in extending a substantial portion of the debt repayments currently past due, or (iii) unable to raise additional funds through private placement sales of its common stock, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

         During the six months ended December 31, 2005, and 2004, the Company did not have any employee awards. Accordingly, there is no fair value/intrinsic value difference to disclose.

         Options and warrants issued to non-employees are accounted for under FAS No. 123, "Accounting for Stock Based Compensation". For the options and warrants issued to non-employees, the fair value of each award is calculated using the Black-Scholes Model in accordance with FAS No. 123.

         In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). Among other things, SFAS 123(R) requires expensing the fair value of stock options, previously optional accounting. For transition, upon adoption on January 1, 2006, SFAS 123(R) would require expensing any unvested options and will also require the Company to change the classification of certain tax benefits from option deductions to financing rather than operating cash flows. As of December 31, 2005, the Company did not have any unvested options which would require adjustment upon adoption of SFAS 123(R). Adoption should have the same impact as the pro forma disclosure which would be included above, if applicable.

         On May 7, 2002, the Board of Directors adopted and the shareholders approved by majority consent the Princeton Mining Company 2002 Stock Option Plan. The plan provides for the issuance of up to 2 million shares of the Company's $.001 par value common stock in connection with stock options and other awards under the plan. The plan authorizes the grant of incentive stock options and non-statutory stock options. At December 31, 2005, there were options granted under the plan for 280,461 shares (net of forfeitures), all of which are vested and 1,719,539 shares available for grant. There are non-qualified options to purchase 166,666 shares (all vested) outstanding at December 31, 2005, which are not granted under the plan. An incentive stock option for 400,000 shares expired in September 2005.

         NET LOSS PER COMMON SHARE

         The Company has adopted SFAS No. 128 "Earnings Per Share," which establishes standards for computing and presenting earnings per share
         (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All potential dilutive securities are antidilutive as a result of the Company's net loss for the three and six month periods ended December 31, 2005 and 2004, respectively. Accordingly, basic and diluted EPS are the same for each period.

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

DISCONTINUED OPERATIONS
-----------------------
Discontinued operations include the results of operations for LBI and Brittany during the periods owned by the Company and may be summarized for the six months ended December 31, 2004 as follows (none in fiscal 2006):

Revenues                                                     $      261,272
                                                             ===============
Net earnings from operations                                 $       40,890
Gain (loss) on sale of assets                                            --
                                                             ---------------
  Net earnings                                               $       40,890
                                                             ===============

Net earnings per share, basic and diluted                       $      (.00)
                                                                ============

Net current liabilities of discontinued operations includes: accounts receivable (fully reserved); $130,681 in accounts payable; $232,023 due to OTV and subsidiaries; $295,000 in notes payable; and $989,454 in accrued expenses as of December 31, 2005.

D.       MARKETABLE EQUITY SECURITIES

Lauraan Corp.'s ("Lauraan") common stock was not trading at the time it was acquired in exchange for two former subsidiaries of the Company, and the companies that were sold had liabilities which exceeded their assets. Based on this information, the Company's management believes the value of the Lauraan common stock owned had no value on the date of the exchange. The Company recorded a zero value for the stock received in the above transactions. Lauraan's common stock no longer has a market and the Company included an unrealized loss of $2,250 and $4,500 in operations during the three and six months ended December 31, 2005, respectively, and reduced the carrying value of the investment to zero.

E.       NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt and notes payable at December 31, 2005, consists of the following:
Unsecured note payable - due in monthly installments of $1,450, commencing
   November 1, 2004 with interest at 12% until the principal is paid in full;
   convertible into the Company's common stock at $2.50 per share; past due        $   145,000
Note payable - due June 30, 2005; with interest at 12%; past due                        34,919
Convertible debentures - due May 4, 2009; with interest at 1% (1)                      152,769
Note payable - due in August 2003 with interest at 12%; collateralized by
   certain home technology accounts receivable and inventory; past due (2)             650,000
                                                                                   -----------
     Total notes payable and long-term debt                                            982,688
     Less current portion of long-term debt                                            829,919
                                                                                   -----------
       Long-term debt less current portion                                             152,769
         Non-current accrued interest                                                    3,087
                                                                                   -----------
               Long-term debt and accrued interest                                 $   155,856
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

Since the $250,000 in convertible debentures bear interest at 1%, the Company discounted this amount by 6% to arrive at an effective cost of 7%. The discount of $64,687 was recorded as additional paid-in capital. The additional 6% interest will accrue monthly and be added to the convertible debenture balance. The discount associated with any principal conversion is immediately recorded as interest expense. During the six months ended December 31, 2005, $4,540, in interest was accrued and added to the remaining convertible debenture balance.

The First Debenture A conversion price of $0.42 per share was higher than the per share price of the Company's common stock on the issuance date of May 5, 2004. The Second Debenture conversion price of $0.001 per share was lower than the per share price of the Company's common stock on the issuance date of May 4, 2004. In accordance with the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments," and EITF

00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company should record a beneficial conversion feature related to the debentures. However, since the debenture was converted prior to June 30, 2004, no beneficial conversion was recorded as it would have been fully amortized at June 30, 2004. In connection with the convertible debt financing, the Company capitalized $58,400 of debt issuance costs, which are included in other assets. These costs are being amortized over the life of the convertible debentures. As of December 31, 2005, $29,144 of the debt financing cost remains and $4,396 was amortized during the six months ended December 31, 2005.

As of June 30, 2005, $63,368 in debenture principal plus the related accrued interest had been converted into 5,388,870 shares of the Company's common stock. There were no additional conversions during the six months ended December 31, 2005.

The conversion price and number of shares of common stock issuable upon conversion of the debentures is subject to adjustment for stock splits and combinations and other dilutive events. To satisfy its conversion obligations under the debentures, the Company placed 50,000,000 shares of its common stock into escrow for potential issuance to HEM upon conversion of the debentures. As of December 31, 2005, 44,611,130 shares of common stock remain in escrow. Unless and until the debentures are converted, HEM has no voting or other ownership rights in any of the shares of the Company's common stock held in escrow and the shares in escrow are not treated by the Company as being issued and outstanding.

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

(2) At the option of the note holder, this note can be converted into OTV's common stock at a ratio of one post-split share of common stock for each $45.50 ($4.55 pre-split) of outstanding principal and interest. OTV changed its name to OneTravel Holdings, Inc. and on July 7, 2005 had a 1:10 stock split. OTV's common stock closed at $2.03 on December 31, 2005.


F.       NOTES PAYABLE - RELATED PARTIES

Notes payable to related parties at December 31, 2005, consist of the following:

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
                                                                                     =============

G.       INCOME TAXES

Deferred income taxes at December 31, 2005, consist primarily of net operating loss carryforwards, which amount to approximately $20,290,000 and expire between 2020 and 2025. A valuation allowance has been recorded for the full amount of the deferred tax assets. Further, due to substantial limitations placed on the utilization of net operating losses following a change in control, utilization of such net operating losses could be limited.


H.       TRANSACTIONS WITH RELATED PARTIES

At December 31, 2005, notes and advances due to affiliates from continuing operations consisted of the following:

Due to OTV and its subsidiaries                                  $   945,372
Advance from and accrued interest payable to Michael Pruitt,
  former CEO of OTV                                                   22,559
Advances from and accrued interest payable to G. David
  Gordon, a shareholder and creditor of LFSI and OTV                 288,055
                                                                 -----------
                                                                 $ 1,255,986
                                                                 ===========

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

At December 31, 2005, total debt outstanding to G. David Gordon, his wife and a company in which he is the principal shareholder, was $1,005,558 which is included in notes payable to related parties. Mr. Gordon acts as special legal counsel to the Company from time to time and is a shareholder of both.

Paul B. Johnson, President and acting Chief Executive Officer of the Company, is owed $28,544 in accrued compensation at December 31, 2005, which is included in accrued expenses. Mr. Johnson currently serves without compensation.

I.       COMMITMENTS AND CONTINGENCIES

The Company had no rent expense from continuing operations for the periods ended December 31, 2005 and 2004. The office space occupied by LFSI is provided at no cost by the President of the Company. It is expected that this arrangement will continue until operations improve.

On April 6, 2004, Mercator Momentum Fund LP ("Mercator") filed a complaint (case number BC313358, Superior Court of California, County of Los Angeles, Stanley Mosk Central District) against Lifestyle Innovations, Inc. ("Integrators") as an alter ego and RichMark Capital Corp. relating to a past due loan obligation of Lifestyle Integrators, Inc., a wholly owned subsidiary of Lifestyle at the time, in the amount of $295,000. The loan amount is included in current liabilities of discontinued operations. Integrators was sold in May 2004. On September 3, 2004, Mercator received a default judgment against Integrators and RichMark in the amount of $295,000. In addition, Mercator has pursued its alter ego claim against LFSI and due to LFSI's inability to pay for legal counsel LFSI will most likely not prevail.

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

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2005, the Company has a significant working capital deficit of $6,012,605. The major components of the working capital deficit include:
$1,255,986 due to affiliates, $1159,006 in accounts payable and accrued expenses, current portion of long-term debt and notes payable in the amount of $829,919, notes payable due related parties of $1,124,267 and net current liabilities of discontinued operations in the amount of $1,647,158. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently exploring additional sources of liquidity, through debt and equity financing alternatives and potential sales of its common stock in private placement transactions. Additionally, the Company plans on negotiating with its remaining debt holders to continue to extend or convert some or all of the debt. If the Company is (i) unable to develop or acquire a business and improve its operating cash flows,
(ii) unsuccessful in extending a substantial portion of the debt repayments currently past due, or (iii) unable to raise additional funds through private placement sales of its common stock, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

                  THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

SALES AND REVENUES
During the three months ended December 31, 2005, the Company's only continuing operation consisted of the 1% royalty agreement on LBI's sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
Selling, general and administrative ("SG&A") expenses have decreased $25,512 (69%) during the three month period ended December 31, 2005, as compared to the year earlier period. The majority of the decline is the result of lower accounting and professional fees. The remainder of the earlier year costs includes travel and other SG&A expenses, which have been substantially discontinued or minimized in the current fiscal period.

INTEREST EXPENSE
Interest expense amounted to $62,390 ($32,541 for related parties) during the three month period ended December 31, 2005, as compared to the year earlier period amount of $59,039 ($32,541 for related parties). The increase in interest expense is primarily due to amortizing the loan cost associated with debentures and the interest accruing on the debentures.

DISCONTINUED OPERATIONS
Earnings from operations discontinued at the end of fiscal 2005 amounted to $39,480 during the three month period ended December 31, 2004.

                   SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

SALES AND REVENUES
During the six months ended December 31, 2005, the Company's only continuing operation consisted of the 1% royalty agreement on LBI's sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
Selling, general and administrative ("SG&A") expenses have decreased $86,636 (87%) during the six month period ended December 31, 2005, as compared to the year earlier period. The decline includes lower legal and accounting costs of $44,530 and discontinued officer compensation of $13,456. The remainder of the earlier year costs includes travel and other SG&A expenses, which have been substantially discontinued or minimized in the current fiscal period.

INTEREST EXPENSE
Interest expense amounted to $124,870 ($65,082 for related parties) during the six month period ended December 31, 2005, as compared to the year earlier period amount of $109,368 ($57,582 for related parties). The increase in interest expense is primarily due to amortizing the loan cost associated with debentures, the interest accruing on the debentures and an increase from 6% to 12% on related party debt with a principal balance of $500,000.

DISCONTINUED OPERATIONS
Earnings from operations discontinued at the end of fiscal 2005 amounted to $40,890 during the six month period ended December 31, 2004.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and principal accounting officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2005, and based on its evaluation, our principal executive officer and principal accounting officer have concluded that these controls and procedures are effective.

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

                                            LIFESTYLE INNOVATIONS, INC.

Date:    March 22, 2006                     By:     /s/ Paul Johnson
                                                    --------------------------
                                                    Paul Johnson, President
                                                    Acting CEO and Principal
                                                    Accounting Officer