Form 10QSB
period 2006-03-31
LIFESTYLE INNOVATIONS INC
filed 2006-06-26
CIK 80327

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10 QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                        For Quarter Ended: MARCH 31, 2006

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


The number of shares outstanding of registrant's common stock, par value $.001 per share, as of March 31, 2006, was 29,162,349 shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

LIFESTYLE INNOVATIONS, INC. AND SUBSIDIARIES
INDEX


                                                                            PAGE
                                                                             NO.

Part I.   Financial Information (Unaudited)

Item 1.   Condensed Consolidated Balance Sheet - March 31, 2006                3

          Condensed Consolidated Statements of Operations - Three
          Months Ended March 31, 2006 and 2005                                 4

          Condensed Consolidated Statements of Operations - Nine
          Months Ended March 31, 2006 and 2005                                 5

          Condensed Consolidated Statements of Cash Flows - Nine
          Months Ended March 31, 2006 and 2005                                 6

          Notes to Condensed Consolidated Financial Statements              7-16

Item 2.   Management's Discussion and Analysis or Plan of Operation        17-19

Item 3.   Controls and Procedures                                             20

Part II.  Other information                                                21-23


Lifestyle Innovations, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
March 31, 2006
(Unaudited)

                                          ASSETS
Current assets
 Cash and cash equivalents                                                   $        513
 Accounts receivable                                                                4,428
 Marketable equity securities                                                          --

                                                                             ------------
    Total current assets                                                            4,941
Other assets                                                                       26,994
                                                                             ------------
     Total assets                                                            $     31,935
                                                                             ============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Notes payable and current installments of long-term debt                    $    829,919
 Notes payable - related parties                                                1,124,267
 Accounts payable                                                                 292,103
 Accrued expenses                                                                 894,448
 Due to affiliates                                                              1,288,527
 Current liabilities of discontinued operations                                 1,647,158
                                                                             ------------
     Total current liabilities                                                  6,076,422
Long-term debt and accrued interest less current installments                     158,594
                                                                             ------------
     Total liabilities                                                          6,235,016
                                                                             ------------

Commitments and contingencies

Stockholders' deficit
 Common stock: $.001 par value; authorized 250,000,000 shares;
  issued and outstanding - 29,162,349 shares                                       29,162
 Additional paid in capital                                                    14,067,734
 Accumulated deficit                                                          (20,299,977)
                                                                             ------------
     Total stockholders' deficit                                               (6,203,081)
                                                                             ------------
     Total liabilities and stockholders' deficit                             $     31,935
                                                                             ============

See accompanying notes to condensed consolidated financial statements.



Lifestyle Innovations, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Three months ended March 31, 2006 and 2005
(Unaudited)

                                                                  2006             2005
                                                              ------------     ------------

Sales and revenues
  Royalty                                                     $      1,210     $         --
                                                              ------------     ------------
                                                                     1,210               --
Cost of sales                                                           --               --
                                                              ------------     ------------
  Gross profit                                                       1,210               --

Operating expenses:
  Selling, general and administrative expense                        2,647           56,680
                                                              ------------     ------------
    Total operating expenses                                         2,647           56,680
                                                              ------------     ------------
Earnings (loss) from operations                                     (1,437)         (56,680)
Other income (expense):
  Unrealized gain (loss) from marketable equity securities              --           (8,250)
  Interest expense                                                 (29,785)         (25,588)
  Interest expense - related parties                               (32,541)         (33,728)
                                                              ------------     ------------
                                                                   (62,326)         (67,566)
                                                              ------------     ------------
Loss from continuing operations                                    (63,763)        (124,246)
Discontinued operations:
 Loss from discontinued operations                                      --          (58,739)
 Income taxes                                                           --               --
                                                              ------------     ------------
                                                                        --          (58,739)
                                                              ------------     ------------
Net loss                                                      $    (63,763)    $   (182,985)
                                                              ============     ============

Net loss per share, basic and diluted:
  Continuing operations                                       $         --     $      (0.01)
  Discontinued operations                                               --               --
                                                              ------------     ------------
    Net loss per share, basic and diluted                     $         --     $      (0.01)
                                                              ============     ============

Weighted Average Shares Outstanding                             29,162,349       27,735,455
                                                              ============     ============

See accompanying notes to condensed consolidated financial statements.





Lifestyle Innovations, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Nine Months Ended March 31, 2006 and 2005
(Unaudited)

                                                                  2006             2005
                                                              ------------     ------------

Sales and revenues
  Royalty                                                     $      4,428     $         --
                                                              ------------     ------------
                                                                     4,428               --
Cost of sales                                                           --               --
                                                              ------------     ------------
  Gross profit                                                       4,428               --

Operating expenses:
  Selling, general and administrative expense                       15,476          156,144
                                                              ------------     ------------
    Total operating expenses                                        15,476          156,144
                                                              ------------     ------------
Earnings (loss) from operations                                    (11,048)        (156,144)
Other income (expense):
  Unrealized gain (loss) from marketable equity securities          (4,500)             750
  Interest expense                                                 (89,574)         (77,374)
  Interest expense - related parties                               (97,623)         (91,310)
                                                              ------------     ------------
                                                                  (191,697)        (167,934)
                                                              ------------     ------------
Loss from continuing operations                                   (202,745)        (324,078)
Discontinued operations:
 Loss from discontinued operations                                      --          (17,850)
 Income taxes                                                           --               --
                                                              ------------     ------------
                                                                        --          (17,850)
                                                              ------------     ------------
Net loss                                                      $   (202,745)    $   (341,928)
                                                              ============     ============

Net loss per share, basic and diluted:
  Continuing operations                                       $      (0.01)    $      (0.01)
  Discontinued operations                                               --               --
                                                              ------------     ------------
    Net loss per share, basic and diluted                     $      (0.01)    $      (0.01)
                                                              ============     ============

Weighted Average Shares Outstanding                             29,162,349       25,874,048
                                                              ============     ============

See accompanying notes to condensed consolidated financial statements.




Lifestyle Innovations, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2006 and 2005
(Unaudited)

                                                                2006          2005
                                                              ---------     ---------
Cash flows from operating activities
Net loss                                                      $(202,745)    $(341,928)
 Loss from discontinued operations                                   --       (17,850)
                                                              ---------     ---------
   Loss from continuing operations                             (202,745)     (324,078)
Adjustments to reconcile net loss to net
 cash used by operating activities:
  Amortization                                                    8,211            --
  Bad debt expense                                                   --        62,000
  Unrealized (gain) loss from marketable equity securities        4,500          (750)
  Changes in operating assets and liabilities:
     Accounts receivable                                         (4,428)           --
     Prepaid expenses and other assets                            6,546            --
     Accounts payable and accrued expenses                       90,211       129,803
                                                              ---------     ---------
        Net cash used by continuing operations                  (97,705)     (133,025)
        Net cash provided by discontinued operations                 --        42,378
                                                              ---------     ---------
          Net cash used by operations                           (97,705)      (90,647)
                                                              ---------     ---------
Cash flows from financing activities
Loans and advances from related parties                          97,623        91,310
                                                              ---------     ---------
     Net cash provided by continuing operations                  97,623        91,310
        Net cash used by discontinued operations                     --       (12,111)
                                                              ---------     ---------
          Net cash provided by financing activities              97,623        79,199
                                                              ---------     ---------
Net decrease in cash and cash equivalents                           (82)      (11,448)
Cash and cash equivalents, beginning of period                      595        12,085
                                                              ---------     ---------
Cash and cash equivalents, end of period                      $     513     $     637
                                                              =========     =========

See accompanying notes to condensed consolidated financial statements.


                                       6

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

     (5) GOING CONCERN - At March 31, 2006, the Company has a significant working capital deficit of $6,071,481. The major components of the working capital deficit include: $1,288,527 due to affiliates, $1,186,551 in accounts payable and accrued expenses, current portion of long-term debt and notes payable in the amount of $829,919, notes payable due related parties of $1,124,267 and net current liabilities of discontinued operations in the amount of $1,647,158. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently exploring additional sources of liquidity, through debt and equity financing alternatives and potential sales of its common stock in private placement transactions. Additionally, the Company plans on negotiating with its remaining debt holders to continue to extend or convert some or all of the debt. If the Company is (i) unable to grow or acquire a business to improve its operating cash flows, (ii) unsuccessful in extending a substantial portion of the debt repayments currently past due, or (iii) unable to raise additional funds through private placement sales of its common stock, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STOCK OPTIONS AND WARRANTS


     In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). Among other things, SFAS 123(R) requires expensing the fair value of stock options, previously optional accounting. For transition, upon adoption on January 1, 2006, SFAS 123(R) would require expensing any unvested options and will also require the Company to change the classification of certain tax benefits from option deductions to financing rather than operating cash flows. As of December 31, 2005, the Company did not have any unvested options which would require adjustment upon adoption of SFAS 123(R). The Company adopted SFAS 123(R) effective January 1, 2006, with no effect.

     During the nine months ended December 31, 2005 and 2004, the Company did not have any employee awards.

     Options and warrants issued to non-employees are accounted for under FAS No. 123, "Accounting for Stock Based Compensation". For the options and warrants issued to non-employees, the fair value of each award is calculated using the Black-Scholes Model in accordance with FAS No. 123.

     On May 7, 2002, the Board of Directors adopted and the shareholders approved by majority consent the Princeton Mining Company 2002 Stock Option Plan. The plan provides for the issuance of up to 2 million shares of the Company's $.001 par value common stock in connection with stock options and other awards under the plan. The plan authorizes the grant of incentive stock options and non-statutory stock options. At March 31, 2006, there were options granted under the plan for 280,461 shares (net of forfeitures), all of which are vested and 1,719,539 shares available for grant. There are non-qualified options to purchase 166,666 shares (all vested) outstanding at March 31, 2006, which are not granted under the plan. An incentive stock option for 400,000 shares expired in September 2005.

     NET LOSS PER COMMON SHARE

     The Company has adopted SFAS No. 128 "Earnings Per Share," which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All potential dilutive securities are antidilutive as a result of the Company's net loss for the three and nine month periods ended March 31, 2006 and 2005, respectively. Accordingly, basic and diluted EPS are the same for each period.

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

DISCONTINUED OPERATIONS
-----------------------
Discontinued operations include the results of operations for LBI and Brittany during the periods owned by the Company and may be summarized for the nine months ended March 31, 2005 as follows (none in fiscal 2006):

Revenues                                                            $   581,203
                                                                    ===========
Net loss from operations                                            $   (17,850)
Gain (loss) on sale of assets                                                --
                                                                    -----------

  Net loss                                                          $   (17,850)
                                                                    ===========

Net loss per share, basic and diluted                               $      (.00)
                                                                    ===========

Net current liabilities of discontinued operations in the amount of $1,647,158, includes: accounts receivable (fully reserved); $130,681 in accounts payable; $232,023 due to OTV and subsidiaries; $295,000 in notes payable; and $989,454 in accrued expenses as of March 31, 2006.

D.   MARKETABLE EQUITY SECURITIES

The Company's investment in securities no longer has a market and the Company included an unrealized loss of $4,500 in operations during the nine months ended March 31, 2006, and reduced the carrying value of the investment to zero.

E.   NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt and notes payable at March 31, 2006, consists of the following:

Unsecured note payable - due in monthly installments of $1,450, commencing November 1, 2004 with interest at 12% until the principal is paid in full; convertible into the Company's
  common stock at $2.50 per share; past due                         $   145,000
Note payable - due June 30, 2005; with interest at 12%; past due         34,919
Convertible debentures - due May 4, 2009; with interest at 1% (1)       155,041
Note payable - due in August 2003 with interest at 12%;
  collateralized by certain home technology accounts receivable
  and inventory; past due (2)                                           650,000
                                                                    -----------
     Total notes payable and long-term debt                             984,960
     Less current portion of long-term debt                             829,919
                                                                    -----------
       Long-term debt less current portion                              155,041
         Non-current accrued interest                                     3,553
                                                                    -----------
               Long-term debt and accrued interest                  $   158,594
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

Since the $250,000 in convertible debentures bear interest at 1%, the Company discounted this amount by 6% to arrive at an effective cost of 7%. The discount of $64,687 was recorded as additional paid-in capital. The additional 6% interest will accrue monthly and be added to the convertible debenture balance. The discount associated with any principal conversion is immediately recorded as interest expense. During the nine months ended March 31, 2006, $6,812, in interest was accrued and added to the remaining convertible debenture balance.

The First Debenture A conversion price of $0.42 per share was higher than the per share price of the Company's common stock on the issuance date of May 5, 2004. The Second Debenture conversion price of $0.001 per share was lower than the per share price of the Company's common stock on the issuance date of May 4, 2004. In accordance with the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company should record a beneficial conversion feature related to the debentures. However, since the debenture was converted prior to June 30, 2004, no beneficial conversion was recorded as it would have been fully amortized at June 30, 2004. In connection with the convertible debt financing, the Company capitalized $58,400 of debt issuance costs, which are included in other assets. These costs are being amortized over the life of the convertible debentures. As of March 31, 2006, $26,994 of the debt financing cost remains and $6,546 was amortized during the nine months ended March 31, 2006.

As of June 30, 2005, $63,368 in debenture principal plus the related accrued interest had been converted into 5,388,870 shares of the Company's common stock. There were no additional conversions during the nine months ended March 31, 2006.

The conversion price and number of shares of common stock issuable upon conversion of the debentures is subject to adjustment for stock splits and combinations and other dilutive events. To satisfy its conversion obligations under the debentures, the Company placed 50,000,000 shares of its common stock into escrow for potential issuance to HEM upon conversion of the debentures. As of March 31, 2006, 44,611,130 shares of common stock remain in escrow. Unless and until the debentures are converted, HEM has no voting or other ownership rights in any of the shares of the Company's common stock held in escrow and the shares in escrow are not treated by the Company as being issued and outstanding.

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

(2) At the option of the note holder, this note can be converted into OTV's common stock at a ratio of one post-split share of common stock for each $45.50 ($4.55 pre-split) of outstanding principal and interest. OTV changed its name to OneTravel Holdings, Inc. and on July 7, 2005 had a 1:10 stock split. OTV's common stock closed at $.97 on March 31, 2006.


F.   NOTES PAYABLE - RELATED PARTIES

Notes payable to related parties at March 31, 2006, consist of the following:

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
                                                                     ==========

G.   INCOME TAXES

Deferred income taxes at March 31, 2006, consist primarily of net operating loss carryforwards, which amount to approximately $20,353,000 and expire between 2020 and 2026. A valuation allowance has been recorded for the full amount of the deferred tax assets. Further, due to substantial limitations placed on the utilization of net operating losses following a change in control, utilization of such net operating losses could be limited.

H.   TRANSACTIONS WITH RELATED PARTIES

At March 31, 2006, notes and advances due to affiliates from continuing operations consisted of the following:

Due to OTV and its subsidiaries                                     $   945,372
Advance from and accrued interest payable to Michael Pruitt,
  former CEO of OTV                                                      24,933
Advances from and accrued interest payable to G. David Gordon,
  a shareholder and creditor of LFSI and OTV                             318,222
                                                                    -----------
                                                                    $ 1,288,527
                                                                    ===========

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

At March 31, 2006, total debt outstanding to G. David Gordon, his wife and a company in which he is the principal shareholder, was $1,005,558 which is included in notes payable to related parties. Mr. Gordon acts as special legal counsel to the Company from time to time and is a shareholder of both.

Paul B. Johnson, former President and former acting Chief Executive Officer of the Company, is owed $28,544 in accrued compensation at March 31, 2006, which is included in accrued expenses. Mr. Johnson served without compensation.

I.   COMMITMENTS AND CONTINGENCIES

The Company had no rent expense from continuing operations for the periods ended March 31, 2006 and 2005. The office space occupied by LFSI is provided at no cost by the President of the Company. It is expected that this arrangement will continue until operations improve.

On April 6, 2004, Mercator Momentum Fund LP ("Mercator") filed a complaint (case number BC313358, Superior Court of California, County of Los Angeles, Stanley Mosk Central District) against Lifestyle Integrators, Inc. ("Integrators") as an alter ego and RichMark Capital Corp. relating to a past due loan obligation of Integrators, a wholly owned subsidiary of Lifestyle at the time, in the amount of $295,000. The loan amount is included in current liabilities of discontinued operations. Integrators was sold in May 2004. On September 3, 2004, Mercator received a default judgment against Integrators and RichMark in the amount of $295,000. In addition, Mercator has pursued its alter ego claim against LFSI and due to LFSI's inability to pay for legal counsel LFSI will most likely not prevail.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At March 31, 2006, the Company has a significant working capital deficit of $6,071,481. The major components of the working capital deficit include:
$1,288,527 due to affiliates, $1,186,551 in accounts payable and accrued expenses, current portion of long-term debt and notes payable in the amount of $829,919, notes payable due related parties of $1,124,267 and net current liabilities of discontinued operations in the amount of $1,647,158. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently exploring additional sources of liquidity, through debt and equity financing alternatives and potential sales of its common stock in private placement transactions. Additionally, the Company plans on negotiating with its remaining debt holders to continue to extend or convert some or all of the debt. If the Company is (i) unable to develop or acquire a business and improve its operating cash flows,
(ii) unsuccessful in extending a substantial portion of the debt repayments currently past due, or (iii) unable to raise additional funds through private placement sales of its common stock, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005

SALES AND REVENUES
During the three months ended March 31, 2006, the Company's only continuing operation consisted of the 1% royalty agreement on LBI's sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
Selling, general and administrative ("SG&A") expenses have decreased $54,033 (95%) during the three month period ended March 31, 2006, as compared to the year earlier period. The majority of the decline is the result of a bad debt in the amount of $62,000 recorded in the 2005 period.

INTEREST EXPENSE
Interest expense amounted to $62,326 ($32,541 for related parties) during the three month period ended March 31, 2006, as compared to the year earlier period amount of $59,316 ($33,728 for related parties).

DISCONTINUED OPERATIONS
Loss from operations discontinued at the end of fiscal 2005 amounted to $58,739 during the three month period ended March 31, 2005.

                    NINE MONTHS ENDED MARCH 31, 2006 AND 2005

SALES AND REVENUES
During the nine months ended March 31, 2006, the Company's only continuing operation consisted of the 1% royalty agreement on LBI's sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
SG&A expenses have decreased $140,668 (90%) during the nine month period ended March 31, 2006, as compared to the year earlier period. The decline includes lower legal and accounting costs of $47,126, discontinued officer compensation of $13,456 and the 2005 bad debt expense of $62,000. The remainder of the earlier year costs includes travel and other SG&A expenses, which have been substantially discontinued or minimized in the current fiscal period.

INTEREST EXPENSE
Interest expense amounted to $187,197 ($97,623 for related parties) during the nine month period ended March 31, 2006, as compared to the year earlier period amount of $168,684 ($91,310 for related parties). The increase in interest expense is primarily due to amortizing the loan cost associated with debentures, the interest accruing on the debentures and an increase from 6% to 12% on related party debt with a principal balance of $500,000.

DISCONTINUED OPERATIONS
Loss from operations discontinued at the end of fiscal 2005 amounted to $17,850 during the nine month period ended March 31, 2005.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and principal accounting officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2006, and based on its evaluation, our principal executive officer and principal accounting officer have concluded that these controls and procedures are effective.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Although the Company does not currently employ a Chief Financial Officer, Jason Freeman, President and Acting CEO, is also the principal accounting officer.


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

                                                    LIFESTYLE INNOVATIONS, INC.

Date: June 21, 2006                                 By: /s/ Jason Freeman
                                                        ------------------------
                                                        Jason Freeman, President
                                                        Acting CEO and Principal
                                                        Accounting Officer